Form 10-Q
period 2004-09-30
WEBSIDESTORY INC
filed 2004-11-15
CIK 1091158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-31613

WEBSIDESTORY, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0072173
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10182 Telesis Court, 6th Floor, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 546-0040
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 10, 2004 was 15,623,602.

WEBSIDESTORY, INC.

FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I — FINANCIAL INFORMATION

WEBSIDESTORY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2004
		(unaudited)
	(in thousands, except share and per share data)
		(a)
Assets
Current assets
Cash and cash equivalents	$5,690	$6,407
Investments	—	1,900
Accounts receivable, net of allowance for doubtful accounts of $553, $585	2,257	3,323
Prepaid expenses and other current assets	433	2,075

Total current assets	8,380	13,705
Property and equipment, net	1,244	1,394
Other assets	226	240

	$9,850	$15,339

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$618	$1,569
Accrued liabilities	1,073	1,727
Deferred revenue	3,934	5,906

Total current liabilities	5,625	9,202
Deferred rent	393	338
Other liabilities	54	54

Total liabilities	6,072	9,594

Redeemable preferred stock, 30,434,235 shares authorized:
Series D convertible redeemable preferred stock, $0.001 par value; 48 shares designated at December 31, 2003; no shares issued and outstanding at December 31, 2003; and September 30, 2004. Redemption and liquidation value of $1,551.	—	—
Redeemable preferred stock, $0.001 par value; 112 shares designated, 111.66667 shares issued and outstanding at December 31, 2003 and September 30, 2004. Redemption and liquidation value of $16,750	14,056	15,361
Series A convertible redeemable preferred stock, $0.001 par value; 16,788,746 shares designated. 16,788,746 issued and outstanding at December 31, 2003; and September 30, 2004. Redemption and liquidation value of $16,750	18,378	17,526
Series B convertible redeemable preferred stock, $0.001 par value; 11,590,535 shares designated. 11,590,535 issued and outstanding at December 31, 2003, and September 30, 2004. Redemption and liquidation value of $7,500.	7,473	7,487
Series C convertible redeemable preferred stock, $0.001 par value; 2,054,794 shares designated. 2,054,794 issued and outstanding at December 31, 2003 and September 30, 2004. Redemption and liquidation value of $3,000	2,986	2,993
	42,893	43,367

Stockholders’ deficit
Common stock, $0.001 par value; 43,128,211 shares authorized at December 31, 2003 and September 30, 2004. Common stock shares of 4,577,437 and 4,935,777 issued and outstanding at December 31, 2003 and September 30, 2004.	5	5
Additional paid-in capital	17,733	18,098
Unearned stock-based compensation	(1,157)	(973)
Accumulated other comprehensive income	276	280
Accumulated deficit	(55,972)	(55,032)

Total stockholders’ deficit	(39,115)	(37,622)

	$9,850	$15,339

Note (a): See footnote 4 related to the pro forma effects of the initial public offering completed on October 1, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBSIDESTORY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	(unaudited)		(unaudited)
	2003	2004	2003	2004
Revenues
Subscriptions	$3,919	$5,728	$11,273	$15,956
Advertising	158	7	529	112

Total revenues	4,077	5,735	11,802	16,068
Cost of revenues
Cost of Revenue	783	852	2,419	2,390
Stock-based expenses	(5)	3	5	13

Total Cost of Revenues	778	855	2,424	2,403

Gross profit	3,299	4,880	9,378	13,665
Operating expenses
Sales and marketing	1,827	2,308	5,674	6,804
Technology development	866	919	2,525	2,917
General and administrative	651	843	2,430	2,329
Stock-based expenses(*)	527	190	1,041	676

Total operating expenses	3,871	4,260	11,670	12,726
(Loss) income from operations	(572)	620	(2,292)	939

Interest expense	(3)	—	(18)	(1)
Interest income	13	19	38	52
Other income	1	4	1	4

Loss before provision for (benefit from) income taxes	(561)	643	(2,271)	994
Provision for income taxes	—	29	—	54

Net (loss) income	(561)	614	(2,271)	940

Dividend to preferred stockholders as a result of change in conversion terms of convertible redeemable preferred stock
Accretion on redeemable preferred stock	$(398)	$(458)	$(1,152)	$(1,326)
Amount allocated to participating preferred stockholders	—	(156)	—	—

Net (loss) income attributable to common stockholders	$(959)	$—	$(3,423)	$(386)
Net (loss) income per share attributable to common shareholders:
Basic	$(0.24)	$—	$(0.87)	$(0.08)
Diluted	$(0.24)	$—	$(0.87)	$(0.08)
Weighted-average number of shares used in per share amounts
Basic	4,073,536	4,663,440	3,949,179	4,580,572
Diluted	4,073,536	11,603,003	3,949,179	4,580,572
(*) Stock-based expenses
Sales and marketing	$309	$45	$259	$167
Technology development	20	8	54	31
General and administrative	198	137	728	478

	$527	$190	$1,041	$676

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBSIDESTORY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months
	Ended
	September 30,
	2003	2004
	(unaudited)
Cash flows from operating activities
Net (loss) income	$(2,271)	$940
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	853	684
Bad debt provision	188	59
Stock-based compensation	1,046	690
Changes in operating assets and liabilities:
Accounts receivable	(311)	(1,125)
Prepaid expenses and other assets	49	(1,628)
Accounts payable and accrued expenses	381	1,620
Deferred revenue	1,109	1,972
Deferred rent	(13)	(55)

Net cash provided by operating activities	1,031	3,157

Cash flows from investing activities
Investments in marketable securities		(1,900)
Purchase of property and equipment	(354)	(862)

Net cash used in investing activities	(354)	(2,762)

Cash flows from financing activities
Exercise of stock options and warrants	9	334
Payments on line of credit	(679)
Payments on capital lease	(20)	(15)

Net cash (used in) provided by financing activities	(690)	319

Effect of exchange rate changes on cash	105	3

Net increase in cash and cash equivalents	92	717
Cash and cash equivalents at beginning of period	4,563	5,690

Cash and cash equivalents at end of period	$4,655	$6,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

WebSideStory, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. The Company

Nature of Business

     WebSideStory, Inc. (the “Company”) was founded and commenced operations in September 1996 and is a leading provider of on-demand web analytics services. The Company’s services, including its primary service, HBX, are used by customers to better understand how Internet users respond to website design and content, online marketing campaigns and e-commerce offerings. These services are provided to customers for a fee, which is either fixed or based on the actual number of web sites and total page views and transactions analyzed by the Company’s services. Contracts for subscription services typically range in duration from one to three years.

     The Company’s business consists of a single reportable segment. The Company’s operations were located solely in the United States through December 1999. In order to pursue the sale of its products and services in international markets, the Company established wholly owned subsidiaries in France (February 2000), the Netherlands (August 2000) and the United Kingdom (April 2003).

     The Company has generated substantial operating losses during the five years ended December 31, 2003. The Company generated net income of $940,000 for the nine months ended September 30, 2004 and completed its initial public offering on October 1, 2004 which resulted in the sale of 5,000,000 shares of the Company’s common stock at the initial offering price to the public of $8.50 per share. A total of $42,500,000 in gross proceeds was raised in the initial public offering. After deducting the underwriting discount of $2,975,000 and offering expenses of $1,411,000, net proceeds were $38,114,000. On October 26, 2004, in connection with the full exercise of the underwriters’ over-allotment option, 750,000 additional shares of common stock were sold on behalf of certain selling stockholders at the initial public offering price of $8.50 per share, for an aggregate offering price of $6.4 million. The Company did not receive any proceeds from the sale of these additional shares.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying condensed consolidated balance sheet as of September 30, 2004 and the condensed consolidated statement of operations and cash flows for the three and nine months ended September 30, 2003 and 2004 and the related condensed footnote disclosures are unaudited. These condensed statements and the related condensed notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Prospectus (the “Prospectus”) filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on September 28, 2004.

     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Prospectus and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2004, its results of operations for the three and nine months ended September 30, 2003 and 2004 and cash flows for the nine months ended September 30, 2003 and 2004. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Stock Split

     In connection with its initial public offering, the Company effected a 3.5-for-1 reverse common stock split as approved by the Company’s board of directors on July 14, 2004 and by its stockholders on July 21, 2004. All per share and share amounts in the condensed consolidated financial statements have been retroactively restated to reflect the effect of this reverse stock split.

Use of Estimates

     The condensed consolidated financial statements of the Company have been prepared using accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from those estimates.

Principles of Consolidation

     The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries HitBox, Inc., WebSideStory SAS, WebSideStory Holding B.V., WebSideStory Call Center and Service B.V. and WebSideStory UK Limited. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Foreign Currency

     The Company’s foreign subsidiaries use their local currency as their functional currency. The accounts of these foreign subsidiaries have been translated into U.S. dollars using the current exchange rate as of the balance sheet date for assets and liabilities and the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as accumulated other comprehensive income in stockholders’ equity (deficit).

Concentration of Credit Risk and Significant Customers and Suppliers

     The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term marketable securities, and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

     The Company’s accounts receivable and net revenues are derived from a large number of direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. At December 31, 2003 and September 30, 2004, the allowance for potential credit losses was $553,000, and $585,000, respectively. The Company had revenues generated from a single customer who accounted for 14% and less than 10% for the three months ended September 30, 2003 and 2004 and 15% and 10% for the nine months ended September 30, 2003 and 2004, respectively.

     As of December 31, 2003 and September 30, 2004, assets located outside the United States were 13% and 18% of total assets, respectively. Revenues for the three and nine months ended September 30, 2003 and 2004, outside the United States were as follows (in thousands):

Revenue by Geography

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
United States	$3,664	$4,825	$10,609	$13,603
Europe	413	910	1,193	2,465

	$4,077	$5,735	$11,802	$16,068

     All of the Company’s servers related to its services and its customer data are located at a single third party co-location facility in San Diego, California. The Company does not control the operation of this facility, and it is vulnerable to damage or interruption in the event the third-party co-location facility fails.

Cash Equivalents

     The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents, which consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

Marketable Securities

     Management determines the appropriate classification of investments in marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. The investments as of September 30, 2004 of $1,900,000 consisted of certificates of deposit with maturities ranging from six to nine months. The Company classified these investments as held-to-maturity as of September 30, 2004.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computers, equipment and software	3 years
Furniture and fixtures.	5 years
Leasehold improvements.	Shorter of the estimated useful life of 7 years or the lease term

     When assets are retired, the cost and accumulated depreciation and amortization are removed from their respective accounts and any loss on such retirement is reflected in operating expenses. When assets are otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from their respective accounts and any gain or loss on such sale or disposal is reflected in other income (expense). The Company has not retired any fixed assets in the periods presented.

     Repair and maintenance costs are expensed in the period incurred.

Impairment of Long-Lived Assets

     The Company evaluates the recoverability of its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss would be recognized when undiscounted cash flows expected to be generated by an asset or group of assets are less than the carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operations. No impairment losses have been identified by the Company.

Software and Website Development Costs

     The Company capitalizes qualifying software and website development costs, which are incurred during the application development stage, and amortizes them over their estimated useful lives. The Company capitalized $0 and $58,000 during the three months ended September 30, 2003 and 2004 and $105,000 and $58,000 during the nine months ended September 30, 2003 and 2004, respectively. Capitalized software and website development costs are included in other assets in the accompanying condensed consolidated balance sheets. Amortization expense totaled $9,000 and $12,000 during the three months ended September 30, 2003 and 2004 and $15,000 and $30,000 during the nine months ended September 30, 2003 and 2004, respectively.

Comprehensive Income (Loss)

     Comprehensive income (loss) consists of accumulated other comprehensive income and net income (loss). Accumulated other comprehensive income includes certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive income.

Accounting for Stock-Based Compensation

     The Company measures compensation expense for its employee and director stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. Stock-based compensation is amortized over the related service periods using an accelerated graded method in accordance with Financial Accounting Standards Board No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan (“FIN 28”).

     Had compensation expense for employee stock options been determined based on the fair value of the options on the date of grant, the Company’s net income (loss) would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Net income (loss) — as reported	($561)	$614	($2,271)	$940
Add: Stock-based employee compensation as reported in the statements of operations	522	193	1,046	689

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(528)	(207)	(1,053)	(724)

Pro forma net income (loss)	(567)	600	(2,278)	905

Pro forma net income (loss) attributable to common stockholders	($965)	—	($3,430)	($421)

Net income (loss), per share attributable to common stockholders — basic and diluted:
As reported	($0.24)	—	($0.87)	($0.08)
Pro forma	($0.24)	—	($0.87)	($0.09)

Earnings (loss) per share

     In July 2004, the Company adopted Emerging Issues Task Force (EITF) No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share. The consensus required the use of the two-class method in the calculation and disclosure of basic earnings per share and provided guidance on the allocation of earnings and losses for purposes of calculating basic earnings per share. The Company presented losses attributable to common stockholders for all periods with the exception of the three months ended September 30, 2004. Accordingly, the earnings for the three months ended September 30, 2004 were allocated to the participating preferred stockholders, giving effect to such guidance.

     Certain classes of preferred stock are entitled to participate in cash dividends in preference to common stock. For purposes of calculating basic earnings per share, undistributed earnings are allocated first to participating preferred stock up to the stated preferential dividend and any excess dividend distribution is allocated to common and participating preferred shares on a pro rata basis. Basic earnings per share is determined by dividing net income available to common and participating stockholders by the weighted average number of common and participating shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if options to issue common stock or conversion rights of preferred stocks were exercised. In periods in which the inclusion of such instruments is anti-dilutive, the effect of such securities is not given consideration.

     The Company has excluded all convertible redeemable preferred stock, outstanding stock options and unvested common stock subject to repurchase from the calculation of diluted loss per share for the thee months ended September 30, 2003 and the nine months ended September 30, 2003 and 2004 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per share for the following periods are detailed in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		Sept 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Potential common shares excluded from diluted loss per share:
Unvested common stock	415,679	—	278,971	306,426
Convertible redeemable preferred stock	5,634,131	—	5,634,131	5,634,131
Options and warrants	747,938	—	477,315	1,002,960

Total	6,797,748	—	6,390,417	6,943,517

     The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Net Income (loss)	($561)	$614	($2,271)	$940
Accretion on redeemable preferred stock	(398)	(458)	(1,152)	(1,326)
Amount allocated to participating preferred stockholders	—	(156)	—	—

Net Income (loss) available to common stockholders	($959)	—	($3,423)	($386)

Weighted average number of shares:
Basic	4,073,536	4,663,440	3,949,179	4,580,572
Diluted	4,073,536	11,603,003	3,949,179	4,580,572
Earnings per share
Basic	($0.24)	—	($0.87)	($0.08)
Diluted	($0.24)	—	($0.87)	($0.08)

Income Taxes

     The Company provides for income taxes using the liability method. Under the liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income.

Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”), No. 104, Revenue Recognition in Financial Statements and EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

     Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer (in the case of subscription services, revenue recognition starts when the customer has access to the service); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable.

     Subscription revenues are recognized ratably over the term of the related service periods. Support revenues are included in subscription revenues and are recognized ratably over the term of the related contract as these services are considered to be inseparable from the subscription service. These arrangements generally do not contain rights of return. Subscription revenues that are invoiced and paid in advance of delivery of the service are recorded as deferred revenue in the accompanying condensed consolidated balance sheets.

     Advertising revenue is recognized based on actual delivery of advertisements over the period in which the related advertisements are displayed. In the past, the Company’s obligations typically included the guarantee of a minimum number of impressions or click-throughs. Amounts owed to customers (presented as a component of accrued liabilities on the condensed consolidated balance sheets) arose to the extent that minimum guaranteed impressions or click-throughs under prepaid advertising contracts were not met at the completion of the service period.

Deferred Commissions

     The timing of commission payments varies but typically 50% of the commissions are paid 30 days after access to the services are provided. The balance of the commissions is generally paid in 12 monthly installments. Deferred commissions are the incremental direct costs of sales commissions paid to the Company’s direct sales force. The commissions are deferred and amortized over the non-cancelable terms of the related customer contracts. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. Deferred commissions are included in other assets in the accompanying condensed consolidated balance sheets. Amortization of deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of operations.

     Deferred commissions as of December 31, 2003 and September 30, 2004 were $162,000 and 296,000, respectively.

Warranties and Indemnification

     The Company warrants certain levels of uptime reliability and permits its customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. The Company has rarely provided any such credits or termination rights.

     The Company’s subscription agreements generally require the Company to indemnify its customers for third-party intellectual property infringement claims.

     The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request.

Advertising Expenses

     Advertising costs are expensed as incurred. Advertising expense for the three months ended September 30, 2003 and 2004 was $23,000 and $58,000 and for the nine months ended September 30, 2003 and 2004 were $40,000 and $210,000, respectively.

3. Composition of Certain Balance Sheet Captions

Prepaid expenses and other current assets

     The following table sets forth the components of prepaid expenses and other current assets (in thousands):

	December 31,	September 30,
	2003	2004
		(Unaudited)
Prepaid expenses and other current assets:
Deferred tax asset	$101	$101
Deferred commissions	162	296
Other prepaid expenses	170	267
Initial public offering costs and fees	—	1411

	$433	$2,075

Fixed Assets

     The following table sets forth the components of property and equipment, net (in thousands):

	December 31,	September 30,
	2003	2004
		(Unaudited)
Property and Equipment, Net
Computers and office equipment	$6,383	$7,201
Furniture and fixtures	859	875
Leasehold improvements	452	452

	7,694	8,528
Accumulated depreciation and amortization	(6,450)	(7,134)

	$1,244	$1,394

     The Company leases certain computer and office equipment under capital leases. As of December 31, 2003 and the nine months ended September 30, 2004, $132,000 of such equipment is included in property and equipment. Accumulated amortization relating to certain computer and office equipment under capital leases totaled $114,000 and $128,000 at December 31, 2003 and the nine months ended September 30, 2004, respectively.

Other Assets

     Other assets consist of the following (in thousands):

	December 31,	Sept 30,
	2003	2004
		(Unaudited)
Other Assets:
Capitalized internal-use software development costs, net of accumulated amortization of $23 and $53, respectively	$82	$110
Long-term deposits	144	130

	$226	$240

Total	$226	$240

Accrued Expenses and Other Current Liabilities

     The following table sets forth the components of accrued liabilities (in thousands):

	December 31,	Sept 30,
	2003	2004
		(Unaudited)
Accrued Liabilities:
Accrued bonuses and commissions	$554	$649
Accrued payroll and vacation	285	650
Other accrued expenses	234	428

	$1,073	$1,727

4. Initial Public Offering

On October 1, 2004, the Company completed the sale of 5,000,000 shares of the Company’s common stock at the initial offering price to the public of $8.50 per share. A total of $42,500,000 in gross proceeds was raised in the initial public offering. After deducting the underwriting discount of $2,975,000 and offering expenses of $1,411,000, net proceeds were $38,114,000. In connection with the offering, the Company amended and restated its certificate of incorporation. The amended and restated certificate of incorporation authorized the Company to issue two classes of stock to be designated, respectively, Common Stock, par value $0.001 per share, and Preferred Stock, par value $0.001 per share. The total number of shares the Company shall have the authority to issue is 85,000,000 shares, 75,000,000 shares of which shall be Common Stock and 10,000,000 shares of which shall be Preferred Stock.

In connection with and upon closing of the Company’s initial public offering, the following events occurred:

The Company’s 2004 equity incentive plan came into effect on the first trading day of the Company’s common stock, September 28, 2004.

On October 1, 2004, the effective date of the offering, the convertible redeemable preferred stock of the Company converted into 5,634,131 shares of common stock of the Company. The warrant to purchase series D convertible redeemable preferred stock converted into a warrant to purchase 303,537 shares of the Company’s common stock. In connection with the conversion, all rights and preferences of the convertible redeemable preferred stock terminated.

The Company redeemed the redeemable preferred stock resulting in $16,750,000 of the proceeds paid out to the holders of the redeemable preferred stock on October 1, 2004. The related unamortized discount of $1,389,000 on the redeemable preferred stock was charged to additional paid in capital as a constructive dividend to the redeemable preferred holders.

On October 26, 2004, in connection with the full exercise of the underwriters’ over-allotment option, 750,000 additional shares of common stock were sold on behalf of certain selling stockholders at the initial public offering price to the public of $8.50 per share, for an aggregate offering price of $6.4 million. The Company did not receive any proceeds from the sale of these additional shares.

Unaudited Pro Forma Condensed Consolidated Balance Sheet

     The initial public offering by the Company occurred on October 1, 2004. The pro forma balance sheet assumes the offering was completed on September 30, 2004. The pro forma balance sheet assumes that all of the convertible redeemable preferred stock outstanding as of the date of the initial public offering automatically converted into 5,634,131 shares of common stock and that the Company issued 5,000,000 shares of its common stock in exchange at the initial offering price to the public of $8.50 per share, adjusted for commissions paid to underwriters and costs of issuance. The pro forma balance sheet assumes that the redeemable preferred stock was redeemed at its liquidation value of $16,750,000.

     The unaudited pro forma balance sheet reflects the initial public offering and related transactions described above as though they had occurred on September 30, 2004 rather than October 1, 2004.

				Pro Forma
	September 30,			September 30,
	2004	Pro Forma Adjustments		2004
	(unaudited)	(unaudited)		(unaudited)
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$6,407	$22,652	(a)	$29,059
Investments	1,900			1,900
Accounts receivable, net of allowance for doubtful accounts of $585	3,323			3,323
Prepaid expenses and other current assets	2,075	(1,411	) (b)	664

Total current assets	13,705			34,946
Property and equipment, net	1,394			1,394
Other assets	240			240

	$15,339			$36,580

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,569			$1,569
Accrued liabilities	1,727	$(123) (c	)	1,604
Deferred revenue	5,906			5,906

Total current liabilities	9,202			9,079

Deferred rent	338			338
Other liabilities	54			54

Total liabilities	$9,594			$9,471

Redeemable preferred stock
Redeemable preferred stock	$15,361	$(15,361	) (d)	—
Convertible redeemable preferred stock	28,006	(28,006	) (e)	—

	$43,367			—

Stockholders’ equity (deficit)
Common stock, $0.001 par value; 43,128,211 shares authorized at December 31, 2003 and September 30, 2004. 75,000,000 shares authorized pro forma.
Common stock shares of 4,577,437, 4,935,777, and 15,569,908 issued and outstanding at December 31, 2003, September 30, 2004 and pro forma, respectively.	$5	$11	(f)	$16
Additional paid-in capital	18,098	64,720	(g)	82,818
Unearned stock-based compensation	(973)			(973)
Accumulated other comprehensive income	280			280
Accumulated deficit	(55,032)			(55,032)

Total stockholders’ equity (deficit)	(37,622)			27,109

	$15,339			$36,580

(a)	Gross IPO proceeds of $42,500 less underwriters commissions ($2,975) less underwriter expenses ($123) less redemption of redeemable preferred stock ($16,750) = $22,652

(b)	IPO fees of $1,411 are removed from prepaids and other current assets as they are shown net of the offering proceeds.

(‘c)	Underwriter expenses of $123 were withdrawn from the net proceeds upon completion of the offering and were removed from accrued expenses.

(d)	Redeemable preferred stock was redeemed for the liquidation value of $16,750 and the difference between the carrying value of $15,361 was recorded as a constructive dividend in additional paid-in capital in the amount of $1,389.

(e)	Convertible redeemable preferred stock converted into 5,634,131 shares of the Company’s common stock.

(f)	Par value of $0.001 times the convertible redeemable preferred stock shares (5,634,131) and the offering shares of (5,000,000) = $11

(g)	Additional paid-in capital increased due to the public offering by $38,109, the conversion of the convertible redeemable preferred stock resulted in an increase to additional paid-in capital of $28,000, and the redemption of the redeemable resulted in a decrease in additional paid-in capital of $1,389 associated with a constructive dividend for the difference between the carrying value and the liquidation value of the redeemable preferred stock at the time of redemption.

5. Restricted Stock

     On April 1, 2003, the Company and its new chief executive officer (“new CEO”) entered into a common stock purchase agreement in which the new CEO purchased 571,428 shares of common stock at a purchase price of $0.0035 per share. Of the 571,428 shares purchased, 142,857 shares were fully vested at the purchase date. The remaining 428,571 shares purchased are subject to the

Company’s right to repurchase such shares at the original purchase price in the event the new CEO’s employment with the Company terminates. The Company measured total unearned stock-based compensation of $742,000 based on an April 1, 2003 common stock fair value of $1.30 per share. This amount is being amortized over the vesting term using an accelerated method in accordance with FIN 28. Amortization of stock-based compensation expense of $86,000 and $39,000 was recorded during the three months ended September 30, 2003 and 2004 and $355,000 and $163,000 for the nine months ended September 30, 2003 and 2004, respectively.

     On July 29, 2003, the Company and its general counsel entered into a common stock purchase agreement in which the general counsel purchased 158,181 shares of common stock at a purchase price of $0.0035 per share. Of these shares, 105,714 shares were immediately vested on July 29, 2003. The remaining 52,467 shares of restricted stock are subject to the Company’s right to repurchase such shares at the original purchase price in the event the general counsel’s employment with the Company terminates. The Company measured total unearned stock-based compensation of $369,000 based on a July 29, 2003 common stock fair value of $2.35 per share, which is being amortized over the vesting term using an accelerated graded method in accordance with FIN 28. Amortization of stock-based compensation expense of $263,000 and $13,000 was recorded during the three months ended September 30, 2003 and 2004 and $263,000 and $58,000 for the nine months ended September 30, 2003 and 2004, respectively.

6. Warrants

     In April 2003, the Company granted the new CEO a warrant to purchase series D convertible redeemable preferred stock (Series D Warrant). The Series D Warrant can be exercised to purchase 48 shares of series D convertible redeemable preferred stock, at an exercise price of $0.001 per share. The Series D Warrant becomes exercisable as to 25% of the shares subject to the warrant on the first anniversary of the date of commencement of the new CEO’s employment with the Company and will become exercisable as to the remaining shares subject to the warrant in equal monthly installments over the three years thereafter, subject to the new CEO’s continued employment on such dates. The Company measured total unearned stock-based compensation of $764,000 representing the fair value of the Series D warrant as of the date of grant. This amount is being amortized over the vesting term using an accelerated graded method in accordance with FIN 28. Amortization of stock-based compensation expense of $89,000 and $52,000 was recorded during the three months ended September 30, 2003 and 2004 and $199,000 and $203,000 for the nine months ended September 30, 2003 and 2004, respectively.

     In connection with the Company’s IPO, the Series D Warrant converted into a common stock warrant to purchase the same number of shares defined above. All rights and preferences associated with the Series D Warrant terminated upon conversion.

     The Company had the following common stock warrants outstanding and exercisable as of December 31, 2003 and September 30, 2004 associated with its borrowings with a commercial bank:

Number of Shares	Expiration Date	Exercise Price
2,857	March 2005	$37.80
66,240	February 2006	$2.27
34,504	April 2006	$5.11

103,601

     The fair value of these warrants was calculated and recorded as a deferred facility fee and amortized to interest expense over the life of the loan. There was no ongoing arrangement or outstanding debt with this bank as of December 31, 2003 and September 30, 2004.

     In February 2001, the Company issued a warrant to purchase 8,571 shares of common stock at $2.27 per share to its corporate counsel in exchange for legal services rendered to the Company. The fair value of the warrant was recorded as general and administrative expense at that time as all services had been performed at the time of grant. On August 18, 2004, this warrant was exercised.

7. Common Stock

     As of September 30, 2004, 43,128,211 shares of common stock were authorized and 4,935,777 shares were issued and outstanding. In connection with the initial public offering effective on October 1, 2004, the Company increased the number of authorized common stock to 75,000,000 shares and 15,569,908 were issued and outstanding.

8. Stock Option Plans

     The Company adopted the 2004 Equity Incentive Award Plan (“2004 Plan”), effective on September 28, 2004, which authorized the Company to initially issue up to 2,100,000 shares of common stock. Commencing on January 1, 2005 and on each January 1, thereafter during the initial ten-year term of the 2004 Plan, the number of shares of common stock that may be issued pursuant to awards granted under the 2004 Plan shall be automatically increased by that number of shares equal to the least of (1) four percent of the outstanding shares of common stock on such date, (2) 1,000,000 shares or (3) a lesser amount determined by the Company’s board of directors. The 2004 Plan replaced the existing 2000 equity incentive plan (“2000 Plan”) but all awards outstanding under the 2000 Plan as of the effective date of the 2004 Plan shall remain outstanding and exercisable pursuant to the terms of the 2000 Plan and the terms of such individual grants. On September 28, 2004 the Company filed a Registration Statement on Form S-8 to register with the Securities and Exchange Commission 1,149,999 shares of common stock for the options outstanding under the Company’s 2000 Plan and 4,100,000 shares of common stock available for issuance under the 2004 Plan. The 2004 Plan provides for awards consisting of stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock and restricted stock units. In the event of a change of control, as defined in the 2004 Plan and 2000 Plan (collectively the “Plans”) where the acquirer does not assume or replace awards granted under the Plans, such awards that are held by participants whose employment or service with the Company has not terminated will be subject to accelerated vesting such that 100% of such awards will become vested and exercisable or payable, as applicable. All awards that are not exercised prior to the change of control will terminate. In the event of a dissolution or liquidation of the Company, under the 2000 Plan, then all outstanding awards under the Plans will terminate immediately prior to such event to the extent not exercised. Vesting provisions and other terms and conditions are determined by the compensation committee at the time of grant. Options granted under the Plans generally vest over four years. Options generally expire ten years from the date of grant. The Company measured total unearned stock-based compensation of $505,000 for the nine months ended September 30, 2004 based on the fair value at the time of the grants, which is being amortized over the vesting term using an accelerated graded method in accordance with FIN 28. Amortization of stock-based compensation expense related to grants under the Plans of $84,000 and $89,000 was recorded during the three months ended September 30, 2003 and 2004 and $229,000 and $265,000 for the nine months ended September 30, 2003 and 2004, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission on September 28, 2004.

Caution on Forward-Looking Statements

     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. You can identify these forward-looking statements by the use of words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the risk that our services are not adopted or used by other providers of software or technology services or, if adopted, do not perform to the satisfaction of our partners or customers; our reliance on our Web analytics services for the majority of our revenue; our recent achievement of profitability and the risk that we may not maintain our profitability; the highly competitive markets in which we operate that may make it difficult for us to retain customers; the risk that our customers fail to renew their agreements; the risk that our services may become obsolete in a market with rapidly changing technology and industry standards; and other risks described in the prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission on September 28, 2004 and in the discussions set forth below under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report.

     Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available.

Overview

     We are a leading provider of on-demand web analytics services. Our services collect data from web browsers, process that data and deliver reports of online behavior to our customers on demand. Customers use our services to better understand how Internet users respond to website design and content, online marketing campaigns and e-commerce offerings. We deliver our services over the Internet using a secure, proprietary, scalable application and system architecture, which allows us to concurrently serve a large number of customers and to efficiently distribute the workload across our network of servers.

     Although we commenced operations in September 1996, we did not begin selling our technology services for a fee until August 1999. Prior to that, we provided a basic Internet user behavior information and analysis service solely in exchange for online advertising space that we used or sold. Our revenues from advertising have been steadily declining due to a strategic decision that we made in 2001 to de-emphasize free use of web analytics in favor of selling subscriptions to our services. As a result, our revenues from advertising decreased from $8.4 million in 2000 to $112,000 for the nine months September 30, 2004. We introduced the predecessors of our HBX web analytics services in late 1999 and have significantly increased our subscription services revenues since that time. Our revenues from the sale of our subscription services have grown from $5.8 million in 2000 to $16.0 million for the nine months ended September 30, 2004.

     We currently sell our services primarily through our direct sales force to a wide range of organizations in many industries. As of September 30, 2004, our customer base included more than 600 HBX customers, an increase from approximately 180 customers at June 30, 2001. Other than the Walt Disney Internet Group, which accounted for 14% and 10% of our total revenues for the year ended December 31, 2003 and the nine months ended September 30, 2004, respectively, none of our customers accounted for more than 10% of our revenues during such periods. The Walt Disney Internet Group accounted for less than 10% for the three months ended September 30, 2004. Under our agreement with the Walt Disney Internet Group, the Walt Disney Internet Group is obligated to pay us a minimum of $2.1 million per year until the expiration of the agreement in September 2006, unless the agreement is terminated prior to that time.

     We believe that there are promising growth opportunities for our HBX services in foreign jurisdictions. In the year ended December 31, 2003 and the nine months ended September 30, 2004, we generated approximately 11% and 15% of revenues, respectively, from customers in Europe. We anticipate that the percentage of revenues from international operations will remain consistent or grow as we increase our direct sales force and build brand awareness in foreign markets. We are currently investing in features such as foreign language versions of our HBX service to facilitate use in certain foreign markets. Although we have not entered into any agreement or understanding for an acquisition, we have evaluated international acquisition opportunities in the past and will continue to do so in the future.

Sources of Revenues

     We currently derive substantially all of our revenues from fees associated with our subscription services. The majority of these revenues are generated from our HBX services. These services are provided on a subscription basis to customers for a fee, which is based on the actual number of websites and the total page views and transactions monitored by our services. The terms of our subscription agreements are generally one to three years. Our HBX subscription agreements also typically include professional services, such as consulting, education and implementation services and training. In addition, we generate revenues from subscriptions to our HitBox Professional service, which is focused on providing web analytics to small and medium size businesses.

     In December 2003, we stopped providing free web analytics services that generated advertising revenues. However, we continue to generate minimal advertising revenues from related pre-existing arrangements. We anticipate our advertising revenues will continue to decline over time.

Cost of Revenues and Operating Expenses

Cost of Revenues

     Cost of revenues primarily consist of expenses related to running our network infrastructure (including Internet connectivity, co-location and data storage), customer training, depreciation associated with computer equipment, web application development activities, salaries and related expenses for network personnel, allocated overhead and amortization associated with capitalized software. We allocate overhead such as rent and occupancy charges, employee benefit costs and non-network related depreciation expense to all departments based on headcount. As a result, general overhead expenses are reflected in our cost of revenues and each operating expense category.

     In 2002, we moved our data center to a third party co-location facility, which contributed to a decline in our cost of revenues for providing our services. In 2003 and 2004, we also experienced lower Internet connectivity costs and depreciation, resulting from declining market prices for the cost of Internet connectivity and network-related equipment. As our customer base grows, we expect to continue to invest resources in our application infrastructure and to achieve certain economies of scale related to our application infrastructure.

Sales and Marketing Expenses

     Sales and marketing expenses represent our largest operating expense category and consist primarily of salaries and related expenses for our sales and marketing staff. Sales and marketing expenses include commissions, travel and entertainment, marketing programs (including advertising, events, corporate communications and other brand-building and product-marketing expenses) and allocated overhead. We plan to increase our number of direct sales and marketing personnel to expand our domestic and international sales and marketing activities. We also plan to sponsor additional marketing events and programs to build brand awareness. We expect that sales and marketing expenses will continue to increase as we hire additional sales and marketing personnel and increase our marketing activities.

Research and Development Expenses

     Research and development expenses consist primarily of salaries and related expenses for our software engineers and product development and quality assurance personnel, as well as other costs related to the development and enhancement of existing services and allocated overhead. We have historically focused our research and development efforts on enhancing our core technology, as well as improving the usability and accessibility of information within our web analytics subscription services. We expect that research and development expenses will increase as we further enhance our core technology and services and develop technologies for new service offerings.

General and Administrative Expenses

     General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, legal, human resources and management information systems personnel, professional fees, other corporate expenses and allocated overhead. We expect that general and administrative expenses will increase as we continue to add personnel as we expand our business and incur additional expenses to meet compliance requirements associated with the transition to, and operation as, a public company.

Stock-Based Compensation Expenses

     Stock-based compensation expenses result from options and warrants issued to employees and directors in situations where there is an excess of the fair value of our common stock at the date of grant over the amount an employee or director must pay to acquire the stock. These expenses have been significant and are reflected in our condensed consolidated financial results.

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expense and related disclosures. On an on-going basis, estimates are evaluated, including those related to bad debts, depreciation and life of developed software, fixed assets and impairment of intangible and tangible assets. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations and include revenue recognition, allowance for doubtful accounts, accounting for income taxes and stock-based compensation. Our critical accounting policies are disclosed in the footnotes to the condensed consolidated financial statements. Those critical accounting policies that require significant judgments and estimates are:

Results of Operations

     The following table presents our selected condensed consolidated statements of operations data for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2003	2004	2003	2004
			(unaudited)
Revenues:
Subscription	96%	100%	96%	99%
Advertising	4	0	4	1

Total revenues	100	100	100	100
Cost of revenues:
Cost of revenues	19	15	20	15
Stock-based compensation expenses	—	—	—	—

Total cost of revenues	19	15	20	15

Gross profit	81	85	80	85
Operating expenses:
Sales and marketing	45	40	48	43
Research and development	21	16	21	18
General and administrative	16	15	21	14
Stock-based compensation expenses(1)	13	3	9	4

Total operating expenses	95	74	99	79

Income (loss) from operations	(14)	(11)	(19)	6
Interest expense	—	—	—	—
Interest income	—	—	—	—
Other income	0	0	—	—

Net income (loss) before provision for (benefit from) income taxes	(14)	(11)	(19)	6

Provision for (benefit from) income taxes	—	—	—	—

Net income (loss)	(14)%	(11)%	(19)%	6%

(1) Stock-based compensation expenses:
Sales and marketing	8%	1%	2%	1%
Research and development	—	—	1	—
General and administrative	5	2	6	3

	13%	3%	9%	4%

Three Months Ended September 30, 2003 and 2004

Revenues

     Total revenues increased 41% from $4.1 million for the three months ended September 30, 2003 to $5.7 million for the three months ended September 30, 2004.

     Subscription Revenues. Subscription revenues increased 45% from $3.9 million, or 96% of total revenues, for the three months ended September 30, 2003 to $5.7 million, or 100% of total revenues for the three months ended September 30, 2004. The increase in subscription revenues over the previous year was primarily the result of increasing the number of new customers for our services, which resulted from our decision to increase the number of direct sales personnel. A renewed focus on customer service that resulted in lower customer attrition, higher retention rates and increased use of our services by existing customers also contributed to the increase in subscription revenues. Deferred revenues increased 84% from $3.2 million as of September 30, 2003 to $5.9 million as of September 30, 2004. Deferred revenues reflect invoices rendered or cash received on subscription agreements for which revenues have not yet been recognized.

     Advertising Revenues. Advertising revenues declined from $158,000, or 4% of total revenues, for the three months ended September 30, 2003, to $7,000, or 0% of total revenues, for the three months ended September 30, 2004. This decrease was due to our decision to stop providing our free web analytics service that generated advertising revenues. We anticipate that advertising revenues will stop in the near future.

Cost of Revenues and Operating Expenses

     Cost of Revenues. Cost of revenues increased 10% from $778,000, or 19% of total revenues, for the three months ended September 30, 2003 to $855,000, or 15% of total revenues, for the three months ended September 30, 2004. This increase primarily resulted from an increase in salaries and employee-related costs of $111,000 associated with the expansion of our professional services department and an increase in costs associated with network personnel, offset by a reduction in Internet connectivity costs of $14,000, other co-location facility costs of $29,000 (including rent and utilities) and depreciation reductions of $34,000. We expect cost of revenues to increase in absolute dollars but remain constant as a percentage of revenues in future periods.

     Sales and Marketing Expenses. Sales and marketing expenses increased 26% from $1.8 million, or 45% of total revenues, for the three months ended September 30, 2003 to $2.3 million, or 40% of total revenues, for the three months ended September 30, 2004. This increase was primarily attributable to salaries for additional sales and marketing personnel and increased sales commissions and bonus related to increased revenues and customers as well as related travel and lodging. Sales and marketing expenses as a percentage of total revenues declined primarily due to increased productivity of sales personnel. Since we plan to hire additional sales personnel in future periods, we expect our sales and marketing personnel and related costs to increase.

     Research and Development Expenses. Research and development expenses increased 6% from $866,000, or 21% of total revenues, for the three months ended September 30, 2003 to $919,000, or 16% of total revenues, for the three months ended September 30, 2004. This increase was primarily a result of increased salaries and other costs associated with the development of our HBX service offset by a $58,000 increase in capitalized development costs during the three months ended September 30, 2004. We expect that, research and development expenses will increase as we upgrade and extend our service offerings and develop new technologies and services.

     General and Administrative Expenses. General and administrative expenses increased 29% from $651,000, or 16% of total revenues, for the three months ended September 30, 2003 to $843,000, or 15% of total revenues, for the three months ended September 30, 2004. This increase was largely due to professional fees for accountants and lawyers as well as an overall increase in salaries and wages offset by a decrease in bad debt expense and general allocated overhead. We expect general and administrative expenses to increase as we add headcount to support the anticipated growth of our business and incur additional costs related to operating as a public company. These costs are expected to include additional accounting, legal, insurance and consulting fees.

Stock-Based Compensation Expenses

     Stock-based compensation expenses decreased by 64% from $522,000, or 13% of total revenues, for the three months ended September 30, 2003 to $193,000, or 3% of total revenues, for the three months ended September 30, 2004. Stock-based compensation expenses for the three months ended September 30, 2003 included compensation expense associated with the restricted stock grant to our general counsel which was immediately vested in two-thirds of the option grant resulting in a substantial portion of the stock -based compensation expense being recorded at the time of grant. Stock-based compensation expenses for the three months ended September 30, 2004 was offset partially by the reversal of the unearned stock based compensation associated with the resignation of one of our board of directors. We expect stock-based compensation expenses to decrease over time as the uncertainty surrounding the value of our common stock is removed due to our initial public offering.

Other Income, Net

     Other income, net for the three months ended September 30, 2003 and 2004 consisted of net interest income of $11,000 and $23,000, respectively. The increase in net interest income was due to the repayment of our borrowings on our revolving line of credit in 2003, which resulted in no interest expense for the first three months ended September 30, 2004, and the increase in interest income resulting from the increase in our returns on short term investments due to higher cash balances compared to the three months ended September 30, 2003.

Provision for Income Taxes

     The provision for income taxes of $0 for the three months ended September 30, 2003 compared to $29,000 for the three months ended September 30, 2004 primarily related to current taxes associated with our foreign operations and alternative minimum taxes associated with our U.S. operations. At December 31, 2003, we had federal net operating loss carryforwards of approximately $14.0 million and state net operating loss carryforwards of approximately $7.4 million, both of which may be available to offset future taxable income. The expiration period for the federal net operating loss carryforwards will begin in 2019. The majority of our state net operating losses are in California, and these net operating losses will begin to expire in 2005. Additionally, at December 31, 2003, we had federal and California research and development tax credits of $166,000 and $114,000, respectively. The expiration period for the federal research and development tax credits will begin in 2016. California research and development tax credits have no expiration. We currently have a valuation allowance on our net operating loss carryforwards and due to our short history of profitability we have not removed this allowance. We will evaluate this allowance in subsequent periods and will remove the allowance when it is evident that it is more likely then not that we will be able to utilize the entire net operating loss carryforwards.

Nine Months Ended September 30, 2003 and 2004

Revenues

     Total revenues increased 36% from $11.8 million for the nine months ended September 30, 2003 to $16.1 million for the nine months ended September 30, 2004.

     Subscription Revenues. Subscription revenues increased 42% from $11.3 million, or 96% of total revenues, for the nine months ended September 30, 2003 to $16.0 million, or 99% of total revenues, for the nine months ended September 30, 2004. The increase was primarily due to growth in our paying HBX subscriber base to over 600 customers as of September 30, 2004. We also expanded our international sales in Europe, increasing our revenues in Europe by 107% for the nine months ending September 30, 2004 compared to the nine months ended September 30, 2003.

     Advertising Revenues. Advertising revenues declined from $529,000, or 4% of total revenues, for the nine months ended September 30, 2003 to $112,000, or 1% of total revenues, for the nine months ended September 30, 2004. This decrease was due to our decision to stop providing our free web analytics service that generated advertising revenues.

Cost of Revenues and Operating Expenses

     Cost of Revenues. Cost of revenues stayed consistent at $2.4 million but decreased as a percentage of total revenues from 20% to 15% for the nine months ended September 30, 2003 and 2004, respectively. This decrease as a percentage of revenues was principally due to a $53,000 decrease in Internet connectivity costs, a $221,000 decrease in depreciation, and a decrease in rents associated with our co-location facility of $101,000, partly offset by an increase in salaries and wages of $238,000 and an increase in travel and lodging of $56,000.

     Sales and Marketing Expenses. Sales and marketing expenses increased 20% from $5.7 million, or 48% of total revenues, for the nine months ended September 30, 2003 to $6.8 million, or 43% of total revenue, for the nine months ended September 30, 2004. This increase was primarily attributable to increased salaries and wages due to the expansion of our sales force along with a significant increase in commissions and bonuses paid to sales and marketing personnel. We also expanded our customer service group. Our travel and entertainment expenses increased in connection with our sales force and customer service expansion. Our expenditures on marketing programs increased as we attended more trade shows, hosted conferences for our HBX users, and conducted other promotional activities.

     Research and Development Expenses. Research and development expenses increased 16% from $2.5 million, or 21% of total revenues, for the nine months ended September 30, 2003 to $2.9 million, or 18% of total revenues, for the nine months ended September 30, 2004. The increase in absolute dollars was primarily a result of increased salaries of our existing development personnel.

     General and Administrative Expenses. General and administrative expenses decreased by 4% from $2.4 million, or 21% of total revenues, for the nine months ended September 30, 2003 to $2.3 million, or 14% of total revenues, for the nine months ended September 30, 2004. The decrease was associated with the severance payable to our former chief executive officer and a one-time signing bonus for our new chief executive officer during the first quarter of 2003, offset by increases in our costs of going public. We anticipate these costs to increase in connection with being a public company.

Stock-Based Compensation Expenses

     Stock-based compensation expenses decreased 35% from $1.0 million, or 9% of total revenues, for the nine months ended September 30, 2003 to $689,000, or 4% of total revenues, for the nine months ended September 30, 2004. This decrease was primarily due to higher stock-based compensation expenses, in the period ended September 30, 2003, associated with restricted stock grants to our new chief executive officer and our general counsel as well as a stock option award modification granted to our former chief executive officer on March 31, 2003 . These expenses are reduced overtime due to accelerated vesting of stock-based compensation.

Other Income, Net

     Other income, net increased from $21,000 for the nine months ended September 30, 2003 to $55,000 for the nine months ended September 30, 2004, which was primarily due to higher interest income due to our higher cash balances during 2004 offset by a decrease in interest expense associated with the repayment of our equipment term loan in 2003 resulting in no debt during 2004.

Provision for (Benefit from) Income Taxes

     We recorded income tax expense of $0 for the nine months ended September 30, 2003 and $54,000 for nine months ended September 30, 2004. The increase was primarily due to the increased profitability associated with our foreign operations.

Net Operating Losses and Tax Credit Carryforwards

     At December 31, 2003, we had federal and state net operating loss carryforwards of approximately $14.0 million and $7.4 million, respectively. The federal net operating loss carryforwards begin to expire in 2019 and state operating loss carryforwards begin to expire in 2005, if not realized. Under the provisions of Section 382 of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be used annually in the future to offset taxable income. A valuation allowance has been established to reserve the potential benefits of these carryforwards in our financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets.

Liquidity and Capital Resources

     To date, we have funded our operations primarily through the sale of equity securities. As of September 30, 2004, we had raised a total of $44.0 million in preferred equity financing, of which $25.0 million was paid directly to the founders and a key executive in June 1999. The preferred equity financing included the issuance of $16.75 million of redeemable preferred stock and $27.25 million of convertible redeemable preferred stock.

     As of September 30, 2004, we had $6.4 million of cash and cash equivalents, $1.9 million in short-term investments and $4.5 million in working capital, as compared to $5.7 million of cash and cash equivalents and $2.8 million in working capital as of December 31, 2003. On October 1, 2004 we completed our initial public offering of 5,000,000 shares of our common stock resulting in net proceeds of $38.1 million. The convertible redeemable preferred stock converted into 5,634,131 shares of common stock and the redeemable preferred stock was redeemed for $16.75 million. As of September 30, 2004, we had no debt obligations.

     Net cash provided by operating activities was $1.0 million and $3.2 million for the nine months ended September 30, 2003 and 2004, respectively. Net cash provided by operating activities during the nine months ended September 30, 2003 and 2004 consisted primarily of an increase in deferred revenues, accounts payable and accrued expenses and the add back of non-cash charges for stock-based compensation, depreciation and amortization, offset by net losses from operations for the nine months ended September 30, 2003 and increased by net income from operations for the nine months ended September 30, 2004.

     Since our inception, our investing activities have consisted primarily of purchases of fixed assets and investments in software development and recently in long term marketable securities. Capital expenditures were principally related to our network infrastructure and computer equipment for our employees. Cash used in investing activities totaled $354,000 and $2.8 million for the nine months ended September 30, 2003 and 2004, respectively. We intend to invest in our network infrastructure and in software development to ensure reliability of our network and to introduce new services and enhancements to our existing services. In addition, we plan on investing larger amounts of our cash in longer term investments to achieve higher returns on our invested cash.

     Cash provided by (used in) financing activities was $(690,000) and, $319,000 for the nine months ended September 30, 2003 and 2004, respectively. Our financing activities for the nine months ended September 30, 2004 primarily consisted of stock option exercises. Our financing activities for the nine months ended September 30, 2003 consisted primarily of the repayment of our line of credit.

     We anticipate that our future capital uses and requirements will depend upon a variety of factors. These factors include but are not limited to the following:

•	the costs of serving more customers;

•	the costs of our network infrastructure;

•	the costs of our research and development activities to improve our service offerings; and

•	the extent to which we acquire or invest in other technologies and businesses.

     In connection with our initial public offering, we were required to redeem all of our outstanding redeemable preferred stock for $16.75 million on October 1, 2004. We believe that the net proceeds from the sale of our common stock, together with our current cash, cash equivalents and short-term investments, is sufficient to redeem the redeemable preferred stock and will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We believe that we will have sufficient liquidity to fund our business and meet our contractual lease obligations over a period beyond the next 12 months. However, we may need to raise additional funds in the future if we pursue acquisitions or investments in competing or complementary businesses or technologies or experience operating losses that exceed our expectations. If we raise additional funds through the issuance of equity or convertible securities, our stockholders may experience dilution. If we need additional financing, we may not be able to obtain it on acceptable terms or at all.

     As of September 30, 2004 and all periods prior, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Risk Factors

     The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this quarterly report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see the Risk Factors section in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on September 28, 2004.

Risks Related to Our Business

We have limited experience in an emerging market with unproven business and technology models, which makes it difficult to evaluate our current business performance and future prospects.

     Although we were formed in September 1996, we did not begin selling our services for a fee until August 1999. Prior to that, we provided a basic Internet user behavior information and analysis service solely in exchange for online advertising space that we used or sold. Our revenues from advertising have been steadily declining due to our decision in 2001 to stop providing our free web analytics service that generated advertising revenue and in December 2003, we stopped providing services in exchange for advertising. As a result, we have limited experience in the subscription web analytics business, and we must sell increasing amounts of services in the future to new customers, while retaining our current customers, in order to grow our business. Many risks and uncertainties are inherent in our business, including securing new customers, attracting and retaining qualified personnel, expanding our operations and developing and upgrading our technology and services. These risks and uncertainties are particularly significant for companies such as ours that operate in rapidly evolving markets for Internet products and services. If businesses are not willing to buy our services, then our revenues will not grow and our operating results will suffer, which may cause our stock price to decline.

Our web analytics services comprise a majority of our revenues, and our business will be harmed if these services do not achieve widespread customer acceptance.

     In late 1999, we introduced the predecessors of our HBX and HitBox Professional services. Since that time, we have made significant changes to these services, including the release of HBX in April 2004. These services and related support represented 96% and 99% of our total revenues for the year ended December 31, 2003 and the nine months ended September 30, 2004, respectively. These new subscription services may not achieve broad customer acceptance, and we may not be able to continue to generate or to grow revenue from sales of these services. In addition, due to the recent introduction of our core services, our target customers, which are generally medium and large businesses, may have concerns regarding our viability and may prefer to purchase services from one of our larger, more established competitors.

We have only recently become profitable and may not maintain our level of profitability.

     Although we have generated net income for the three months ended December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004, we have not historically been profitable and were not profitable for the year ended December 31, 2003, and we may not be profitable in future periods. We expect that our expenses relating to the sales of our services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our network, will increase in the future. We may not be able to reduce or maintain our expenses in response to any decrease in our revenues, and our failure to do so would adversely affect our operating results and our level of profitability.

We operate in highly competitive markets, which could make it difficult for us to acquire and retain customers.

     The market for web analytics is rapidly evolving and highly competitive. We expect competition to increase from existing competitors as well as new market entrants. We compete primarily with other application service providers and software vendors on the basis of product functionality, price, timeliness and level of service. Should our competitors consolidate, or if our smaller competitors are acquired by other, larger competitors, they may be able to provide services comparable to ours at a lower price due to their size. We also compete with companies that offer web analytics software bundled with other products or services, which may result in such companies effectively selling these services at prices below the market. Our current principal competitors include:

•	web analytics application service providers such as Coremetrics, Nedstat and Omniture;

•	network management software and business intelligence vendors such as NetIQ and SPSS; and

•	digital marketing and e-commerce service providers such as aQuantive, Digital River and DoubleClick that incorporate web analytics in their services.

     In addition, we face competition from companies that independently develop methods of measuring their own audience. Many companies, including some of our largest potential customers, use internally-developed web analytics software rather than the commercial services or software offered by us or our competitors. These companies may seek to offer their internally-developed software commercially in the future, which would bring us into direct competition with their products. Likewise, to date, no web analytics service has been adopted as the industry standard for measuring Internet user behavior and preferences. However, if one of our current or future competitors is successful in establishing its products and services as the industry standard, it will be difficult for us to retain current customers, or attract additional customers for our services.

     Furthermore, some businesses may require data or reports that are available only in competitors’ products, and potential customers may, therefore, select the products of our competitors. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger client bases, and substantially greater resources, including sales and marketing, financial, support and other resources than we have. As a result, these competitors may be able to devote more resources to new customer acquisitions or may be able to respond to evolving market needs more quickly than we can. If we are not able to compete successfully against our current and future competitors, it will be difficult to acquire and retain customers, and we may experience limited revenue growth, reduced operating margins, loss of market share and diminished value in our services.

The majority of our services are sold pursuant to short-term subscription agreements, and if our customers elect not to renew these agreements, our revenues may decrease.

     Typically, our HBX services are sold pursuant to short-term subscription agreements, which are generally one to three years in length, with no obligation to renew these agreements. In addition, our HitBox Professional services are usually cancelable any time with little or no penalty. Many of our customers are new, which makes it difficult for us to predict if they will renew their agreements. Many of our HBX subscription agreements will be subject to renewal in the next 12 months, and we cannot assure you that such agreements will be renewed. Our renewal rates may decline due to a variety of factors, including the services and prices offered by our competitors, consolidation in our customer base or if some of our customers cease their operations. If our renewal rates are low or decline for any reason, or if customers renew on less favorable terms, our revenues may decrease, which could adversely affect our stock price.

If we fail to respond to rapidly changing technology or evolving industry standards, our services may become obsolete or less competitive.

     The market for our services is characterized by rapid technological advances, changes in client requirements, changes in protocols and evolving industry standards. If we are unable to develop enhancements to and new features for our existing services or acceptable new services that keep pace with rapid technological developments, our services may become obsolete, less marketable and less competitive and our business will be harmed. The success of any enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature or edition. Failure to produce acceptable new features and enhancements may significantly impair our revenue growth and reputation.

We may be liable to our customers and may lose customers if we provide poor service, if our services do not comply with our agreements or if there is a loss of data.

     The information in our databases may not be complete or may contain inaccuracies that our customers regard as significant. Our ability to collect and report data may be interrupted by a number of factors, including our inability to access the Internet or the failure of our network or software systems. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. Our subscription agreements generally give our customers the right to terminate their agreements for cause if we fail to meet certain reliability standards stated in the agreements or if we otherwise materially breach our obligations. Any failures in the services that we supply or the loss of any of our customers’ data may give our customers the right to terminate their agreements with us and could subject us to liability. We may also be required to spend substantial amounts to defend lawsuits and pay any resulting damage awards. We may be liable to our customers for loss of business, loss of future revenue, breach of contract or even for the loss of goodwill to their business. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to supply information, our reputation could be harmed and we could lose customers.

     Although we have errors and omissions insurance with coverage limits of up to $2 million, this coverage may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, we cannot assure you that this policy will cover any claim against us for loss of data or other indirect or consequential damages and defending a suit, regardless of its merit, could be costly and divert management’s attention.

We may expand through acquisitions of, or investments in, other companies or through business relationships, all of which may divert our management’s attention, result in additional dilution to our stockholders and consume resources that are necessary to sustain our business.

     One of our business strategies is to acquire competing or complementary services, technologies or businesses. We also may enter into relationships with other businesses in order to expand our service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. For example, through our agreement with salesforce.com, our customers can analyze the effect of online marketing campaigns on off-line sales by associating data from salesforce.com’s service with data from our service. Our agreement with salesforce.com expires in May 2005, but can be terminated prior to that time by either party, with or without cause, upon thirty days’ prior written notice. Under this agreement, we receive referral payments of up to 10% from customers that we refer, and we are obligated to share any amounts received from salesforce.com with our sales representatives who helped us refer such customers.

     An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of those transactions, we may:

•	issue additional equity securities that would dilute our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

     Although we periodically engage in preliminary discussions with respect to acquisitions, we are not currently a party to any agreements or commitments, and we have no understandings with respect to any acquisitions.

Any efforts we may make in the future to expand our services beyond the web analytics market may not succeed.

     Although we have historically focused on the web analytics market, we may in the future seek to expand our service offerings to address the demand for other digital marketing services. Any efforts to expand our services beyond the web analytics market may not result in significant revenue growth for us. In addition, our efforts to expand may divert management resources from our existing operations and require us to commit significant resources to an unproven business, limiting the financial and other resources that we are able to devote to our existing business.

Because we recognize revenue from subscriptions to our services over the term of the applicable agreement, the lack of subscription renewals or new subscription agreements may not be immediately reflected in our operating results.

     We recognize revenue from our customers monthly over the term of their agreements with us. The majority of our quarterly revenue usually represents deferred revenue from subscription agreements entered into during previous quarters. As a result, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue for the corresponding quarter but will negatively affect our revenue in future quarters. Additionally, the effect of significant downturns in sales and market acceptance of our services may not be fully reflected in our results of operations until future periods. Our business model would also make it difficult for us to reflect any rapid increase in our customer base and the effect of this increase in our revenue in any one period because revenue from new customers must be recognized over the applicable subscription agreement term.

Fluctuations in our operating results may make it difficult to predict our future performance and may result in volatility in the market price of our common stock.

     Due to our limited experience selling our services, our evolving business model and the unpredictability of our emerging industry, we may not be able to accurately forecast our rate of growth. For example, in our last eight quarters, we have recorded quarterly operating income of as much as $620,000 (in the quarter ended September 30, 2004) and a quarterly operating loss of as much as $1.1 million (in the quarter ended March 31, 2003). In addition, we may experience significant fluctuations in our operating results for other reasons such as:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or payment terms or those of our competitors;

•	concerns relating to the security of our network and systems;

•	the rate of success of our domestic and international expansion;

•	our ability to hire and retain key executives and technical and sales and marketing personnel;

•	our ability to expand our operations and the amount and timing of expenditures related to this expansion;

•	limitations in the bandwidth of our network and systems;

•	costs related to the development or acquisition of technologies, products or businesses; and

•	general economic, industry and market conditions.

     These factors tend to make the timing and amount of revenue unpredictable and may lead to greater period-to-period fluctuations in revenue than we have experienced historically.

     As a result of the factors described above, we believe that our quarterly revenue and results of operations are likely to vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance. If our quarterly revenue or results of operations fall below the expectations of investors, the price of our common stock could decline substantially.

We rely on a small number of third parties to support our network, any disruption of which could affect our ability to provide our services and could harm our reputation.

     Our network is susceptible to outages due to fires, floods, power loss, telecommunications failures, systems failures, break-ins and similar events. We have experienced some outages due to power loss, systems failure and telecommunications failure. In addition, our network infrastructure is located in San Diego, California, an area susceptible to earthquakes and rolling electricity black-outs. We do not have multiple operating sites for our services in the event of any such occurrence. Our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Frequent or persistent disruptions of our services could cause us to suffer losses that are impossible to quantify at this time such as claims by customers for indirect or consequential damages, loss of market share and damages to our reputation. Our business interruption insurance may not compensate us for every kind of loss resulting from disruptions of our services, and even if the type of loss is covered, the amount incurred may exceed the loss limitations in our insurance policies.

     All of our customers’ data and our servers are located at a single, third party co-location facility located in San Diego, California, operated by Level 3 Communications, Inc. Our agreement with Level 3 expires on May 31, 2005. Level 3 has the right to discontinue our service if, within 30 days of providing written notice to us, we fail to cure any of the following: (a) our failure to pay any amounts past due within three business days of written notice; (b) our violation of any laws related to our service; (c) a material misrepresentation by us related to our service; (d) our filing for bankruptcy or reorganization, or our failure to discharge any involuntary petition for bankruptcy within 60 days; or (e) our use of the service that materially exceeds our credit limit, and our failure to give adequate security for payment of the additional use within one day of receipt of written notice from Level 3.

     We depend on access to the Internet through Internet service providers, or ISPs, to operate our business. If we lose the services of one or more of our ISPs for any reason, we could experience disruption in our service offerings. The loss of one of our ISPs as the result of consolidation in the ISP industry could delay us from retaining the services of a replacement ISP and increase the potential for disruption of our business. Any disruption to our business could damage our reputation and result in a decrease in our revenue from the loss of current or potential customers.

A rapid expansion of our network and systems could cause us to lose Internet user behavior measurement information or cause our network or systems to fail.

     In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. We may suddenly require additional bandwidth for which we have not adequately planned. We may secure an extremely large customer or a group of customers with extraordinary volumes of information to collect and process that would require significant system resources, and our systems may be unable to process the information. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate such capacity constraints. In addition, we may lose valuable Internet user data or our network may temporarily shut down if we fail to expand our network to meet future requirements. Any lapse in our ability to collect Internet user information will decrease the value of our existing data as well as prevent us from providing the complete data requested by our customers. Any disruption in our network processing or loss of Internet user data may damage our reputation and result in the loss of customers.

If our security measures are breached and unauthorized access is obtained, our services may be perceived as not being secure, and customers may hold us liable or reduce their use of our services.

     Our services involve the storage and transmission of proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error or otherwise, and as a result, someone obtains unauthorized access to our data or our customers’ data, we could incur liability and our reputation will be damaged. For example, hackers or individuals who attempt to breach our network security could, if successful, misappropriate proprietary information or cause interruptions in our services. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and resources to protect against or to alleviate problems. We may not be able to remedy any problems caused by hackers or saboteurs in a timely manner, or at all. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose current and potential customers.

The success of our business depends in large part on our ability to protect and enforce our intellectual property rights.

     We regard the protection of our inventions, patent, copyrights, service marks, trademarks and trade secrets as important to our future success. We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws and contractual restrictions to establish and protect our proprietary rights, all of which only offer limited protection. We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business in order to limit access to and disclosure of our proprietary information. Despite our efforts, the steps we have taken to protect our intellectual property may not prevent the misappropriation of proprietary rights or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. The enforcement of our intellectual property rights also depends on our legal actions against such infringers being successful, but we cannot be sure such actions will be successful, even when our rights have been infringed.

     Although we do have two U.S. patents, several registered service marks, and pending patent and service mark applications, we cannot assure you that any future patents or service mark registrations will be issued with respect to pending or future applications or that any issued patents or registered service marks will be enforceable or provide adequate protection of our proprietary rights.

Because of the global nature of the Internet, our websites can be viewed worldwide, but we do not have intellectual property protection in every jurisdiction. Furthermore, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.

     The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. If a third party successfully asserts a claim that we are infringing their proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all. As currently pending patent applications are not publicly available, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties. We expect that the number of infringement claims in our market will increase as the number of services and competitors in our industry grows. These claims, whether or not successful, could:

•	divert management’s attention;

•	result in costly and time-consuming litigation;

•	require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all; or

•	require us to redesign our software and services to avoid infringement.

     As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling in any such claim. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management’s time.

Any failure to adequately expand our direct sales force will impede our growth.

     We expect to be substantially dependent on our direct sales force to obtain new customers, particularly large enterprise customers, and to manage our customer relationships. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our service will suffer.

If we fail to develop our brand cost-effectively, our business may suffer.

     We believe that developing and maintaining awareness of the WebSideStory brand in a cost-effective manner is critical to achieving widespread acceptance of our current and future services and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.

We rely on a relatively new management team and need additional personnel to grow our business.

     Several of our executive officers are relatively new, and we intend to continue to hire key management personnel. Our success and future growth depends to a significant degree on the skills and continued services of Jeffrey W. Lunsford, our president, chief executive officer and chairman, who was hired in April 2003. We may experience difficulty assimilating our recently hired managers, and we may not be able to successfully locate, hire, assimilate and retain other qualified key management personnel.

     We have employment agreements with our executive officers; however, under these agreements, our employment relationships with our executive officers are “at-will” and they can terminate their employment relationship with us at any time. See “Management — Employment Arrangements and Change of Control Arrangements.” We do not maintain key person life insurance on any members of our management team.

     Our future success also depends on our ability to attract, retain and motivate highly skilled technical, managerial, marketing and customer service personnel. We plan to hire additional personnel in all areas of our business, in particular for our sales, marketing and technology development areas, both domestically and internationally. Competition for these types of personnel is intense, particularly in the Internet industry. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to retain and attract the necessary personnel could adversely affect our business.

We may encounter difficulties managing our growth, which could adversely affect our results of operations.

     We will need to expand and effectively manage our organization, operations and facilities in order to successfully sell our services and maintain our recent profitability. We increased the number of our full-time employees from 17 as of January 1, 1998 to 133 as of September 30, 2004, and we expect to continue to grow to meet our strategic objectives. If we continue to grow, it is possible that our management, systems and facilities currently in place may not be adequate. Our need to effectively manage our operations and growth requires that we continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement these tasks on a large scale and, accordingly, may not achieve our strategic objectives.

Because we conduct operations in foreign jurisdictions and because our business strategy includes expanding our international operations, our business is susceptible to risks associated with international operations.

     We currently maintain a sales office in the Netherlands and currently have sales personnel or independent sales consultants in the United Kingdom, Canada, Sweden and Australia. We have very limited experience operating in these foreign jurisdictions. In addition, our business strategy includes expanding our international operations. Conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:

•	political, social and economic instability abroad, including the conflicts in the Middle East, terrorist attacks and security concerns in general;

•	localization of our service, including translation into foreign languages and associated expenses;

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	maintaining and servicing computer hardware in distant locations;

•	the burdens of complying with a wide variety of foreign laws and different legal standards; and

•	reduced or varied protection for intellectual property rights in some countries.

     The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. In addition, the Internet may not be used as widely in international markets in which we expand our international operations and, as a result, we may not be successful in offering our services there.

     Some of our international subscription fees are currently denominated in U.S. dollars and paid in local currency. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our services more expensive for international customers, which could harm our business.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

     Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

     FASB has recently announced its tentative decision to require companies to expense employee stock options in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, for financial reporting purposes, effective in 2005. Such stock option expensing would require us to change our accounting policy. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under our current accounting policy, we record stock-based compensation based on the difference between the exercise price of the stock option and the fair market value at the time of grant. SFAS 123 requires the use of an option pricing model to evaluate the fair value of our stock by factoring in additional variables such as expected life of the option, risk-free interest rate, expected volatility of the stock and expected dividend yield. If we are required to use this method in the future, this change in accounting treatment would materially and adversely affect our reported results of operations as the stock-based compensation expense would be greater than the amount calculated under our current policy and would be charged directly against our reported earnings.

We may lose our net operating loss and tax credit carryforwards, which could prevent us from offsetting future taxable income.

     Sales of our convertible redeemable preferred stock in 1999, 2000 and 2001 and our initial public offering in 2004 may be deemed a change in control that could cause the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, to be applicable. This limitation would allow us to use only a portion of the net operating loss and tax credit carryforwards generated prior to the deemed Section 382 change of control to offset future taxable income, if any, for United States and state income tax purposes. We have federal net operating loss carryforwards of approximately $14.0 million and state net operating loss carryforwards of approximately $7.4 million. Federal net operating losses generally carry forward for 20 years from the year generated. The expiration dates for net operating losses vary among states. The majority of our state net operating losses are in California, and these net operating losses will begin to expire in 2005. We have federal research and development tax credits of $166,000 and California research and development tax credits of $114,000. Federal research and development tax credits have a 20 year carry forward period and begin to expire in 2016. California research and development tax credits have no expiration.

Risks Related to Our Industry

Widespread blocking or erasing of cookies or limitations on our ability to use cookies may impede our ability to collect information with our technology and reduce the value of that data.

     Our technology currently uses cookies, which are small files of information placed on an Internet user’s computer, to collect information about the user’s visits to the websites of our customers. Third-party software and our own technology make it easy for users to block or delete our cookies. Several software programs, sometimes marketed as ad-ware or spyware detectors, block our cookies by default or prompt users to delete or block our cookies. If a large proportion, such as a majority, of users delete or block our cookies, this could significantly undermine the value of the data that we collect for our customers and could negatively impact our ability to deliver accurate reports to our customers, which would harm our business.

     Changes in web browsers may also encourage users to block our cookies. Microsoft, for example, frequently modifies its Internet Explorer web browser. Some modifications by Microsoft could substantially impair our ability to use cookies for data collection purposes. If that happens and we are unable to adapt our technology and practices adequately in response to changes in Microsoft’s technology, then the value of our services will be substantially impaired. Additionally, other technologies could be developed that impede the operation of our services. These developments could prevent us from providing our services to our customers or reduce the value of our services.

     In addition, laws regulating the use of cookies by us and our customers could also prevent us from providing our services to our customers or require us to employ alternative technology. A European Union Directive currently being implemented by member countries requires us to tell users about cookies placed on their computers, describe how we and our customers will use the information collected and offer users the right to refuse a cookie. Although no European country currently requires consent prior to delivery of a cookie, one or more European countries may do so in the future. If we were required to obtain consent before delivering a cookie or if the use or effectiveness of cookies is limited, we would be required to switch to alternative technologies to collect user profile information, which may not be done on a timely basis, at a reasonable cost, or at all.

     Currently, the only alternative to using cookies to identify a browser and its browsing session is the use of an Internet protocol, or IP, address. The IP address is an identifier that each computer or other device connected to the Internet has. However, for purposes of web analytics, IP addresses are not as reliable as cookies, because they are often re-assigned by Internet service providers. We do not believe that a better alternative to using cookies currently exists. Creating replacement technology for cookies could require us to expend significant time and resources. We may be unable to complete this alternative technology development in time to avoid negative consequences to our business, and the replacement methods we develop may not be commercially feasible. The replacement of cookies might also reduce our existing customer base by requiring current customers to take specific action to accommodate new technology.

Privacy concerns and laws or other domestic or foreign regulations may subject us to litigation or limit our ability to collect and use Internet user information, resulting in a decrease in the value of our services and an adverse impact on the sales of our services.

     We collect, use and distribute information derived from the activities of Internet users. Federal, state and foreign government bodies and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of personal information obtained from consumers. The costs of compliance with, and the other burdens imposed by, such laws may limit the adoption of our services. In addition, some companies have been the subject of class-action lawsuits and governmental investigations based on their collection, use and distribution of Internet user information without the consent of the Internet users. For example, the Federal Trade Commission, or FTC, investigates companies’ compliance with their own stated privacy policies. These investigations have covered such activities as the sale of personally identifiable information to third parties and the proposed merger of online anonymous profile information with personally identifiable information obtained from off-line sources. While we are not aware of any FTC investigation regarding any practices we currently employ, in the future, the FTC may investigate the practices we employ. Governmental entities and private persons or entities may assert that our methods of collecting, using and distributing Internet user information are illegal or improper. Any such legal action, even if unsuccessful, may distract our management’s attention, divert our resources, negatively affect our public image and harm our business.

     Both existing and proposed laws regulate and restrict the collection and use of information over the Internet that personally identifies the Internet user. These laws continue to change and vary among domestic and foreign jurisdictions, but certain information such as names, addresses, telephone numbers, credit card numbers and email addresses are widely considered personally identifying. The scope of information collected over the Internet that is considered personally identifying may become more expansive, and it is possible that current and future legislation may apply to information that we currently collect without the explicit consent of Internet users. If information that we collect and use without consent is considered to be personally identifying, our ability to collect and use this information will be restricted and we will have to change our methods.

     Recently, the legislatures of Utah and California enacted legislation designed to protect Internet users’ privacy by prohibiting certain kinds of downloadable software defined as “spyware.” Similar legislation has been proposed in, Michigan, Virginia, Pennsylvania and New York. Such legislation, if it includes a broad definition of “spyware,” could restrict our information collection methods. Any restriction or change to our information collection methods would cause us to spend substantial money and time to make such changes and could decrease the amount and utility of the information that we collect.

     In addition, domestic and foreign governments are considering restricting the collection and use of Internet usage data. Some privacy advocates argue that even anonymous data, individually or when aggregated, may reveal too much information about Internet users. If governmental authorities were to follow privacy advocates’ recommendations and enact laws that limit our online profiling practices, we would likely have to obtain the express consent, or opt-in, of an Internet user before we could collect, share, or use any of that user’s information. It might not be possible to comply with all domestic and foreign governmental restrictions simultaneously. Any change to an opt-in system of profiling would damage our ability to aggregate and utilize the information we currently collect from Internet users and would reduce the amount and value of the information that we provide to customers. A reduction in the value of our information might cause some existing customers to discontinue their use of our services or discourage potential customers from subscribing to our services, which would reduce our revenue. We would also need to expend considerable effort and resources, both human and financial, to develop new information collection procedures to comply with an opt-in requirement. Even if we succeeded in developing new procedures, we might be unable to convince Internet users to agree to our collection and use of their information. This would negatively impact our revenue, growth and potential for expanding our business and could cause our stock price to decline.

The success of our business depends on the continued growth of the Internet as a business tool and the growth of the web analytics market.

     Expansion in the sales of our service depends on the continued acceptance of the Internet as a communications and commerce platform for enterprises. The use of the Internet as a business tool could be adversely impacted by delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality-of-service. The performance of the Internet and its acceptance as a business tool has been harmed by viruses, worms, and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a widespread communications medium and commercial platform and business processes do not continue to move online, the demand for our service would be significantly reduced, which would harm our business.

     In addition, the market for Internet user measurement and analysis services is new and rapidly evolving. In particular, the market for outsourced, on-demand information services such as ours is relatively new and evolving. We will not be able to sell our services or grow our business if the market for Internet user measurement and analysis services does not grow or is not outsourced, or if on-demand services are not widely adopted.

Risks Related to the Securities Market and the Ownership of Our Common Stock

Our stock price may be volatile and you may not be able to sell your shares at an attractive price.

     Our common stock had not been publicly traded prior to our initial public offering, which was completed in October 2004, and an active trading market may not develop or be sustained. We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of technology companies in general have been highly volatile and may continue to be highly volatile in the future. The trading price of our common stock may fluctuate substantially as a result of one or more of the following factors:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	sales of our common stock, including sales by officers, directors and funds affiliated with them;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	market conditions in our industry, the industries of our customers and the economy as a whole; or

•	economic and political factors, including wars, terrorism and political unrest.

We might require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.

     We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services or enhance our existing service, enhance our operating infrastructure and acquire competing or complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

There may be an adverse effect on the market price of our stock as a result of shares being available for sale in the future.

     The holders of approximately 9.8 million shares of our common stock agreed with the underwriters of our initial public offering to be bound by a 180-day lock-up agreement that prohibits them from selling or transferring their stock for 180 days following the date of the final prospectus for our initial public offering, other than in specific circumstances. Under certain circumstances, the lock-up agreement may be extended for an additional 18-day period. However, Frieman, Billings, Ramsey & Co., Inc. and RBC Capital Markets Corporation, on behalf of the underwriters, at their discretion can waive the restrictions of the lock-up agreement at an earlier time without prior notice or announcement and allow our stockholders to sell their shares of our common stock in the public market. Upon expiration of the lock-up period or if the restrictions of the lock-up agreement are waived, shares of our common stock will be available for sale into the market, subject only to applicable securities rules and regulations, which may cause our stock price to decline.

     Sales by our current stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of approximately 4,884,131 shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file ourselves or for other stockholders. We also registered 5,249,999 shares of our common stock that are subject to outstanding stock options or reserved for issuance under our stock option plans. This number includes 2,000,000 shares of our common stock that will become issuable over the next two years under our new 2004 equity incentive award plan pursuant to an evergreen provision. These shares can be freely sold in the public market upon issuance, subject to the limitations of our lock-up agreements.

     If any of our stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

Our executive officers and directors have control over our affairs.

     Our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately [55.9%] of our common stock. As a group they will be able to control our business. These stockholders will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.

Provisions in our amended and restated certificate of incorporation and bylaws or under Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

     Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our stockholders;

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

     Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change of control of our company.

We may incur increased costs as a result of being a public company.

     As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the Nasdaq National Market, requires changes in corporate governance practices of public companies. We expect these new rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We will also incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign sales have been primarily in Euros. Sales to customers domiciled outside the United States were approximately 11% and 15% of our total revenues in the year ended December 31, 2003 and in the nine months ended September 30, 2004, respectively.

Interest Rate Sensitivity

     We had unrestricted cash, cash equivalents and short-term marketable securities totaling $5.7 million and $8.3 million at December 31, 2003 and September 30, 2004, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity

Sales of Unregistered Securities

     During the quarter ended September 30, 2004, we issued and sold the following unregistered securities:

•	Between July 1, 2004 and September 30, 2004, we granted options to purchase shares of common stock to employees and directors under our stock option plans at exercise prices ranging from $8.00 to $10.50. Of the options granted, 452,572 remain outstanding, no shares of common stock have been purchased pursuant to exercises of stock options and none have been cancelled and returned to the stock option plan pool as of September 30, 2004; and

•	Effective August 18, 2004, we issued 8,571 shares of our common stock to a warrant holder upon the holder’s exercise of the warrant. Our issuance of the shares of our common stock upon the exercise of this warrant was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such act in that the issuance of securities to the warrant holder did not involve a public offering.

Use of Proceeds

     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File Nos. 333-119516 and 333-119322) that was declared effective by the Securities and Exchange Commission on September 27, 2004. On October 1, 2004, 5,000,000 shares of common stock were sold on our behalf at an initial public offering price of $8.50 per share for an aggregate offering price of $42.5 million. Friedman, Billings, Ramsey & Co., Inc., RBC Capital Markets Corporation, William Blair & Company, L.L.C. and Roth Capital Partners LLC managed the offering. On October 26, 2004, in connection with the full exercise of the underwriters’ over-allotment option, 750,000 additional shares of common stock were sold on behalf of certain of our stockholders at the initial public offering price of $8.50 per share for an aggregate offering price of approximately $6.4 million. We did not receive any proceeds from the sale of these additional shares. Following the sale of the 5,750,000 shares, the offering terminated.

     We paid to the underwriters underwriting discounts and commissions totaling approximately $3 million in connection with the offering. In addition, we estimate that we incurred additional expenses of approximately $1.4 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $4.4 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately 38.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

     As of October 1, 2004, we had used $16.75 million of the net proceeds from our initial public offering to redeem all of the outstanding shares of our redeemable preferred stock. We expect to use the remainder of the proceeds from our initial public offering to fund other working capital and general corporate purposes, to expand our service offerings or technologies and for the possible acquisition of, and investment in, competing or complementary businesses, services or technologies. The complementary businesses, services and technologies that we may invest in or acquire include automated management of promotional campaigns on search engines, online marketing surveys, email marketing, website search tools, affiliate marketing networks, call center analytics, content management, and other web-based, on-demand services that our customers might want from us. We are not currently a party to any agreements or commitments and we have no current understandings with respect to any acquisitions.

     We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. The amounts we actually expend for these purposes may vary significantly and will depend on a number of factors including the growth of our revenue, the type of efforts we make to refine our core technology and enhance our services and competitive developments. Accordingly, our management will retain broad discretion in the allocation of the net proceeds. Pending their use, the net proceeds will be invested in short-term, interest-bearing, investment-grade securities.

Item 4. Submission of Matters to a Vote of Security Holders.

          On July 21, 2004, our stockholders acted by written consent to approve the following:

•	the approval of the 3.5-for-1 reverse stock split of our outstanding common stock;

•	the approval of our amended and restated certificate of incorporation;

•	the approval of our amended and restated bylaws;

•	the classification of our board of directors and the designation of the board in the indicated classes;

•	the approval of indemnification agreements entered into with our directors and officers;

•	the approval of our 2004 equity incentive award plan and the reservation of 2,100,000 shares of common stock thereunder plus an “evergreen provision” that allows for an annual increase in the number of shares available for issuance under the plan equal to the least of (i) 4% of our outstanding capital stock on each January 1; (ii) 1,000,000 shares; or (iii) an amount determined by our board of directors;

•	the waiver of notice of our initial public offering under our certificate of incorporation; and

•	the waiver of protective provisions under our certificate of incorporation.

     Stockholders holding an aggregate of 9,440,058 shares approved each of the above matters and stockholders holding approximately 1,115,424 shares did not vote with respect to such matters.

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Registration Rights Agreement, as amended, by and among the Company and certain investors set forth therein, dated June 18, 1999.

4.3(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Bancorp, dated March 27, 2000.

4.4(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Bancorp, dated February 2, 2001.

4.5(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Creditcorp, dated April 30, 2001.

4.6(1)+	Warrant to Purchase Series D Convertible Preferred Stock by and between the Company and Jeffrey W. Lunsford, dated April 1, 2003.

4.7(1)	Amendment to Registration Rights Agreement by and among the Company, certain investors set forth therein and Blaise P. Barrelet, dated July 21, 2004.

4.8(1)	Amendment No. 2 to Registration Rights Agreement by and between the Company and certain investors set forth therein, dated September 15, 2004.

10.1(2)+	2004 Equity Incentive Award Plan and Form of Option Grant Agreement.

10.2(1)+	Amended and Restated Employment Agreement between the Company and Jeffrey W. Lunsford, dated July 21, 2004.

10.3(1)+	Form of Indemnification Agreement between the Company and the persons listed on Schedule A thereto.

10.4(1)+	Form of Change of Control Agreement between the Company and the persons listed on Schedule A thereto.

10.5(1)+	Change of Control Agreement between the Company and Thomas D. Willardson, dated July 21, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of WebSideStory, Inc. (Registration No. 333-115916) filed with the Securities and Exchange Commission on September 17, 2004.

(2)	Incorporated by reference to the Registration Statement on Form S-8 of WebSideStory, Inc. (Registration No. 333-119350) filed with the Securities and Exchange Commission on September 28, 2004.

+	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of WebSideStory, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2004

/s/ Thomas D. Willardson
Thomas D. Willardson
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)