Form 10-K
period 2004-12-31
WEBSIDESTORY INC
filed 2005-03-29
CIK 1091158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number: 0-31613

WEBSIDESTORY, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0072173
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10182 Telesis Court, 6th Floor, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 546-0040

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

     The aggregate market value of the common equity held by non-affiliates of the registrant as of March 24, 2005 was approximately $95,283,325, based on the closing stock price as reported by the Nasdaq National Market.* The registrant’s common stock was not publicly traded as of last business day of its most recently completed second quarter.*

     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 24, 2005 was 15,624,599.

* Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the common stock outstanding at December 31, 2004. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to its 2005 annual meeting of stockholders are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Commission not later than 120 days after the registrant’s year ended December 31, 2004.

WEBSIDESTORY, INC.

FORM 10-K — ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

Forward-Looking Statements

     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. You can identify these forward-looking statements by the use of words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the risk that our services are not adopted or used by other providers of software or technology services or, if adopted, do not perform to the satisfaction of our partners or customers; our reliance on our Web analytics services for the majority of our revenue; our recent achievement of profitability and the risk that we may not maintain our profitability; the highly competitive markets in which we operate that may make it difficult for us to retain customers; the risk that our customers fail to renew their agreements; the risk that our services may become obsolete in a market with rapidly changing technology and industry standards; and other risks described in the prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on September 28, 2004, our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2004 and in the discussions set forth below under “Business – Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report.

     Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available.

Item 1. Business.

     We are a leading provider of on-demand web analytics services. Web analytics refers to the collection, analysis and reporting of information about Internet user activity. Our services collect data from web browsers, process that data and deliver analytic reports of online behavior to our customers on demand. Customers use our services, including our primary service, HBX, to understand how Internet users respond to website design and content, online marketing campaigns and e-commerce offerings. As a result, our customers can make more effective marketing decisions and improve the merchandising, sales, support and design of their websites, improving their return on investment on marketing dollars spent.

     We deliver our services over the Internet using a secure, proprietary, scalable application and system architecture, which allows us to concurrently serve a large number of customers and to efficiently distribute the workload across our network of servers. Our technology is easy to implement and allows our customers to avoid expensive, up-front hardware expenses and software license fees, and to realize lower administration costs compared to traditional software licensing alternatives.

     Our direct sales force sells our services to a wide range of organizations in many industries including sports and entertainment, news, retail, finance, travel, technology, manufacturing, telecommunications and education. Our services are offered by subscription agreements, typically with terms of one to three years. As of December 31, 2004, we had more than 650 HBX customers, growing from approximately 180 customers as of December 31, 2001. Walt Disney Internet Group accounted for 17% and 14% of our total revenue in the years ended December 31, 2002 and 2003, respectively. None of our customers accounted for more than 10% of our total revenue in the year ended December 31, 2004.

Benefits of Our Services

     We offer web analytics services that collect data from web browsers, process that data and deliver analytic reports of online behavior over the Internet. We believe our services:

•	Facilitate Decisions On How to Improve Online and Off-line Initiatives. Our in-depth analytic reports help our customers understand how users navigate their websites. Our services provide reports that allow businesses to compare the popularity and effectiveness of their content over time and across sections of their sites. These reports can reveal which paths in a site lead to the greatest number of sales and where bottlenecks occur and enable rapid testing of the effects that changes in site content, design and configuration have on browsing, shopping and buying. In addition, our services allow our customers to develop off-line marketing strategies based on online analysis. We also correlate browsing behavior with purchasing to reveal shopping patterns and trends.

•	Improve Marketing Return on Investment. Our web analytics reports help businesses determine where their marketing budgets are best spent. We measure and report online responses to both online and off-line marketing campaigns. Using our services, our customers can run simultaneous campaigns, assess results in real time and then reallocate marketing resources to the most effective campaigns. They can identify which referral sources generate the most customer leads and can assess each campaign’s return on investment in terms of sales relative to costs. In addition, through an agreement with salesforce.com, a provider of on-demand customer relationship management services, which allows us to incorporate salesforce.com’s off-line data, our customers can analyze the effect of online marketing campaigns on off-line sales.

•	Provide Valuable Information and Analysis On Demand. We do not rely on web server log files for data; we collect data directly from web browsers for our customers. We believe that our data collection method is more accurate and faster, because it reflects actual browser activity, as opposed to server activity, which can come from sources other than browsers, and because it does not require us to combine data files from multiple web servers. Most of our reports are typically available within seconds of a request and incorporate up-to-the-second information. These reports allow businesses to react immediately to analysis without having to wait for data to be processed and presented. Our services also allow the end user to receive reports 24 hours a day, seven days a week.

•	Deliver Intuitive, Easy-to-Use Reports for Business Users. We provide customizable, easy-to-read graphics and tables, that we call executive dashboards and key performance indicators for high-level decision makers. With our executive dashboards, decision makers can get an overview of their company’s online performance, based on criteria that they determine. Decision makers can use our interactive interface to generate more detailed reports with relative ease. In addition, business analysts and marketers are able to customize, manipulate, schedule and distribute our reports using Microsoft Excel as the medium to analyze the data.

•	Are Secure and Scalable. Our services are delivered over the Internet and have been designed to provide our customers with security, performance and reliability. We maintain security through the use of firewalls, intrusion detection, proprietary monitoring, and network policies and procedures. Our proprietary data management system is highly scalable and can handle large volumes of data at high speeds. Our systems generally use commercially available hardware and proprietary software.

•	Offer a Lower Total Cost of Ownership. Compared to traditional web analytics software, our services can be quickly deployed, which allows our customers to avoid spending time installing or maintaining software. Our services provide a low total cost of ownership by eliminating the need for large investments in software licenses and upgrades, hardware, extensive implementation and integration services and additional information technology staff. Our services are also compatible with all commonly used operating systems and web browsers.

Our Strategy

     Our goal is to be the global market-share leader in web analytics and to enter into related markets for online, on-demand services. The key components of our strategy are to:

•	Expand the Features and Functionality of Our Services. We plan to further enhance the features and functionality of our on-demand web analytics services and to adapt our services to changing Internet environments and business practices. We believe that our technology is well designed to accommodate new features and functions. Most additions of new features and functions are implemented entirely by us on our servers, which results in the upgrades becoming part of our services. As a result, customers benefit from most upgrades with no action required on their part.

•	Pursue New Customers in Our Existing Markets and Expand into New Geographic Markets. Our on-demand analytics application currently serves diverse organizations, including Fortune 500 corporations, small and medium businesses and educational institutions. We intend to continue marketing our services to a broad range of organizations, primarily through our direct sales force. We plan to increase the number of sales people that we employ and to develop other marketing or distribution channels for our services. Outside of North America, we plan to market to customers by recruiting local sales and support professionals and by designing our services to support additional languages. We may also pursue acquisitions of similar business in new geographic markets.

•	Develop or Acquire Related Services and Technologies. We believe that our success in web analytics will help us sell related, on-demand digital marketing services such as search optimization; marketing surveys; email marketing; website search tools; affiliate marketing networks; call center analytics; and content management. We intend to either internally develop these digital marketing services or acquire these services through strategic relationships or acquisitions. We believe our strengths in data analysis, scalability and delivery of on-demand application services will allow us to compete effectively with other companies that may attempt to offer comparable digital marketing services.

•	Provide Superior Customer Service and Build Lasting Relationships with Our Customers. We believe that we can generate more revenue from our customers by promoting wider deployments of our services within their online operations. We seek to learn industry best practices based on feedback from our customers and to incorporate these practices into our technology and professional services. This enhances the value our customers receive from our services. We intend to keep our customers satisfied by responding promptly to their feedback and requests and by building technology that helps them achieve their goals.

•	Pursue Longer Term Contracts with Our New and Existing Customers. Since the second quarter of 2003, we have sought to enter into longer-term agreements with our customers, and we have successfully signed some of our larger customers to two or three year agreements. We intend to encourage our customers to sign multi-year agreements, which we believe will result in higher customer retention rates.

•	Encourage the Development of Third-Party Applications that Integrate With and Are Complementary to Our Services. Our services are designed to allow third-party developers to create applications complementary to our core services offering. Our customers can also integrate our services with other systems and applications that they use. We intend to publish application programming interfaces to facilitate the integration of third-party software with our services.

Our Services

     We offer the following services based on our core technologies for collecting and reporting on information about Internet user behavior:

     HBX On-Demand Web Analytics. Our on-demand web analytics services collect, process, store and report on Internet user behavior based on browser activity. The reporting that we provide gives our customers extensive information on, and analysis of, what visitors are doing on their web pages. For example, HBX can inform our customers which marketing initiatives visitors responded to, what search engines they used, what keywords they entered, how much time they spent on pages, what they bought online, when they abandoned shopping carts and where they live. The available reports and features can be grouped under the following categories:

•	Website Navigation Analysis. Navigation analysis allows site managers to analyze browsing behavior in several ways. Conversion funnels measure the success rates of custom-defined processes, such as the shopping checkout process. Our funnel analysis helps our customers find and improve areas with high abandonment rates. Affinity reports show trends and patterns among web pages and site content areas. Our page-affinity reports, for example, show the pages that are viewed by the same visitors and can be used to detect the products that are often viewed by the same people

•	Commerce Analysis. Commerce analysis includes reporting on conversion rates by product, product cross-selling and sales analysis by category, brand, color and size. Customer reports provide the long-term value of buyers grouped by acquisition source. Customer ID extraction feeds a file of the unique customer IDs associated with any available buyer report or segment of buyers and allows our customers to follow up with targeted marketing campaigns informed by their buyers’ online behavior.

•	Campaign Analytics. Campaign analytics reports on the performance of virtually any online marketing initiative, including pay-per-click keyword buys, banner advertisements, emails and affiliate programs.

•	Site Search Tracking. Site search tracking can reveal what visitors are looking for and which search terms result in purchases. This information helps our customers improve their marketing and promotions.

•	Content Analysis. Content analysis shows how visitors navigate through site content and what pages they view most frequently. Site content navigation is analyzed in logical hierarchies that can be customized to our customers’ online operations. For example, a sports entertainment site may want to analyze content by sport, by team and by athlete.

•	Visitor Segmentation. Segmentation reports categorize visitors into logical, behavior-based groups. For example, a segment might include only visitors who saw a certain banner advertisement on another website or only visitors from a given geographic region. The behavior of visitors in these segments can then be analyzed to see how they differ.

•	Cross-Channel Integration. Through a technology integration between us and salesforce.com, our customers who use salesforce.com can correlate between online promotions and off-line sales conversions. For example, they can assess the quality, in terms of off-line sales, of their leads generated from an online campaign in order to allocate their online marketing budgets to the most effective campaigns.

•	Executive Dashboards. Our interactive executive dashboards display key performance indicators in graphical form, much like the gauges on a dashboard of an automobile, which help executives assess their operations at a glance. For example, a key performance indicator might monitor conversion rates, leads, transactions generated or shopping cart conversion rates.

•	Custom Reports. Custom reports are easy to build with our HBX Report Builder, which is a plug-in that allows our customers to import any HBX reporting element directly into Microsoft Excel.

•	Active Viewing. This visualization feature uses a browser plug-in to overlay visitor and customer information right on top of our customers’ web pages as they navigate their own site. It allows our customers to explore the data that we collect and analyze for them without leaving their own website.

     HBX DataFeed. HBX DataFeed allows companies to combine our on-demand web analytics with in-house data applications. Customers that want the raw behavioral data that we collect can get it through data feeds that are easy to implement and compatible with standard database formats.

     HBX Professional Services. We also offer professional services to help our customers interpret analytic reports. We develop recommendations for improving our customers’ websites and marketing programs. We analyze the results of the implementation and develop new recommendations based on these results. In addition, we provide education services.

     HitBox Professional. We develop and market HitBox Professional for small and medium-sized businesses that need web analytics services, but do not need all of the features and capabilities of HBX. HitBox Professional includes many, but not all of the features of HBX and is offered at a lower base price.

Technology and Operations

Technology

     We released the first version of our service in 1996, and in 1999 we introduced an upgraded version of our service, which we call the enterprise-class version, or HBX, designed to address the web analytics needs of large enterprises such as Fortune 500 companies. Our HBX technology offers a large set of features designed to respond to the needs of many constituents in the organizations to which we sell and helps them assess and improve their online marketing, merchandising, sales, support and design.

     We believe that our on-demand technology is highly scalable, allowing us to serve large numbers of customers, including high-volume customers, more efficiently than traditional software. Our proprietary software is optimized to run on a single, custom-built platform designed to run on our system. Therefore, unlike traditional software vendors, we do not need to support different hardware, operating systems or databases, or develop software for customers’ unique computing environments and we can dedicate a greater proportion of our development resources to improving features, functions, reliability and speed.

     Our technology is a multi-tenant application written in several computer languages including Java, C and C++. We use commercially available hardware and proprietary software. To a lesser extent, we also use commercially available software as components of our technology. We have custom-built core services such as visitor session measurement and a data management system that allows us to achieve both data manipulation and real-time reporting. We have built a distributed environment for both data collection and end-user report generation that routes both tasks efficiently to many servers instead of single, dedicated servers. Our customers can access our services through a web browser without installing any software. They can also receive reports and data from our systems through data feeds, a browser plug-in, a Microsoft Excel plug-in and scheduled email delivery.

     To handle large volumes of data efficiently at high speeds, we have built our own proprietary data management systems. These systems include proprietary data management software, data storage methods and compression algorithms. These data management systems allow us to make information and reports related to data collected over long periods of time available on demand.

     Our services provide extensive reporting and analytics functionality accessible through hierarchical menus and interactive graphical reports available on demand.

     Other applications can address our services either directly or through the use of data feeds from our network. Our systems allow customers and technology partners to insert and collect information from our services. We maintain security through the use of firewalls, intrusion detection, proprietary monitoring and network policies and procedures.

     Our research and development expenses, including related stock-based compensation expenses, were $3.2 million, $3.4 million and $3.8 million in the years ended December 31, 2002, 2003 and 2004, respectively.

Operations

     All of our servers and our customers’ data are located at a single, third party co-location facility located in San Diego, California, operated by Level 3 Communications, Inc. Our agreement with Level 3 obligates them to secure the facility with around-the-clock guards, biometric access screening and escort-controlled access, and the facility is supported by on-site backup generators in the event of a power failure. Our agreement with Level 3 expires on May 31, 2005. We regularly rotate tapes of customer data out of the facility and store them off site in the event of data loss at the facility. In addition, we gain access to the Internet through several internet service providers.

     We continuously monitor the performance of our services. The monitoring features we have built or licensed includes centralized performance consoles, automated load distribution and various self-diagnostic tools and programs. We have service level agreements with our customers warranting certain levels of reliability and permitting them to receive credits or terminate their agreements in the event that we fail to meet those levels.

     We have a disaster recovery plan designed to protect our customers from the adverse effects of an outage of the network and to resume data collection within 48 hours of a site disaster. We have an agreement with Level 3 to provide alternate data center facilities and emergency bandwidth to cover loads up to our current peaks. We also keep off-site archival copies of customer data. Our plans provide for data processing and reporting to be restored by relocation of some computers and configuration of others. We believe that complete data processing and reporting can be restored within 21 days, with an additional seven days to back process the collected and logged data.

Customers

     As of December 31, 2004, our customer base was approximately 2,450 with customers in the United States and Europe. More than 650 customers subscribe to our HBX web analytics services, and more than 1,800 customers subscribe to our HitBox Professional services.

     Walt Disney Internet Group accounted for 17% and 14% of our total revenue in the years ended December 31, 2002 and 2003, respectively. None of our customers accounted for more than 10% of our total revenue in the year ended December 31, 2004. Our agreement with the Walt Disney Internet Group may be terminated by either party immediately upon written notice if the other party commits a material breach of the agreement and fails to cure such breach within 30 days after receipt of written notice of the breach. The Walt Disney Internet Group may terminate this agreement: (i) on 30 days’ prior written notice if an audit of our services shows that any statistics provided by us vary by more than 15% over a 30-day period from the results of such audit and during such 30-day period on the first occurrence only, we have not cured the variance; or (ii) under certain circumstances, on 30 days’ prior written notice in the event of a change of control.

Sales and Marketing

     We organize our sales and marketing programs by geographic regions, including North America and Europe.

Direct Sales

     We primarily sell our services through our direct sales force, consisting of telesales and field sales personnel. Our telesales representatives are responsible for sales to customers assigned by region or industry, as well as following up on leads generated from our marketing campaigns. Our field sales personnel are responsible for the largest business customers and they generally sell our services in one-on-one client meetings rather than over the telephone. All of our North American sales programs are managed out of our San Diego, California headquarters.

All of our European sales programs are managed out of our Amsterdam facility. In addition, we have sales consultants in Germany, France, the United Kingdom, Sweden, Australia, Singapore and Canada.

Marketing

     Our marketing strategy is to build our brand name and raise awareness of WebSideStory as a leading provider of on-demand web analytics services. Our marketing campaigns include a variety of advertising, public relations activities and web-based seminars, all of which are targeted at key executives and decision makers within business organizations.

     Our principal marketing initiatives include:

•	advertising on industry-related websites;

•	participation in, and sponsorship of, Internet user conferences, trade shows and industry events;

•	partnering with well-known organizations within the industry;

•	using our website to provide product and company information and industry-related downloads; and

•	issuing press releases on a regular basis.

Customer Service and Support

     We believe that customer service and support begins with our sales personnel who are trained to understand our customers’ needs. Our sales people will work with our technologists to insure that our customers receive the services they need for their business. Continuing superior customer support beyond the signing of our service contract is critical to the retention and expansion of our customer base. Support and assistance is available to our customers through the telephone or email. We offer training to our customers to help them use the services they purchase from us.

International Sales

     In the years ended December 31, 2002, 2003 and 2004, we generated approximately 8%, 11% and 16% of our total revenues, respectively, from customers in Europe. Our international operations primarily consist of sales activities for customers based in Europe. Our United States operations provide technical, legal and network operating support services to support our European customers. Our direct and indirect subsidiaries, including WebSideStory SAS, WebSideStory Holding B.V., WebSideStory CallCenter and Service B.V. and WebSideStory UK Limited, were established for the purpose of paying the salaries of our sales personnel based in Europe and other expenses related to the billing and collecting of revenues from our European customers. We expect international markets to provide an increasing percentage of revenue in the future. Our current strategy in the international arena is to grow and strengthen our presence in international markets by hiring additional sales personal and designing our services to support additional languages.

Competition

     The market for web analytics is rapidly evolving and highly competitive. We expect competition to increase from existing competitors as well as new market entrants. We compete primarily with other application service providers and software vendors on the basis of product functionality, price, performance and level of service. We also compete with companies that offer web analytics software bundled with other products or services sold. Our current principal competitors include:

•	web analytics application service providers such as Coremetrics, Nedstat and Omniture;

•	network management software and business intelligence vendors such as NetIQ and SPSS that offer web analytics as part of their larger product offerings; and

•	digital marketing and e-commerce services providers such as aQuantive and Digital River that incorporate web analytics in their services.

     In addition, we face competition from companies that develop software to measure their own audience. Many companies, including some of our largest potential customers, use such internally-developed software rather than the commercial services or software offered by us and our competitors. These companies may seek to offer their internally-developed software commercially in the future, which will bring our products into direct competition with their products.

We believe the principal competitive factors in our market include the following:

•	product functionality and breadth of services offered;

•	speed and ease of implementation and use;

•	price and cost of ownership;

•	brand name and reputation;

•	rates of user adoption among the decision makers;

•	low total cost of ownership and demonstrable cost-effective benefits for customers;

•	performance, security, scalability, reliability and flexibility of the services;

•	ease of integration with existing applications; and

•	quality of customer support and services.

     We believe that we compete favorably on the basis of these factors. However, some competitors may have features in their services that we do not include, and that customers prefer. Many of our current competitors and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. They may be able to devote a greater portion of their resources to the development, marketing and sale of their products than we can. This may allow our competitors to respond more quickly to the rapid advancements in technology, and to the constant change in customer needs. We cannot assure you that our current or potential competitors will not offer or develop services that are considered superior to ours, or that services other than ours will not achieve greater market acceptance.

Intellectual Property

     We rely on a combination of patent, trademark, servicemark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information.

     We pursue the registration of our service marks in the United States and in other countries although we have not secured registration of all of our marks. WebSideStory and HitBox, among others, are our United States registered service marks. WebSideStory and HitBox are also registered in Japan and the European Union. We have applied for registration of HBX, an unregistered trademark that we use, in the United States and other jurisdictions.

     We currently have four patent applications pending in the United States relating to web-based tracking of visitor paths for Internet access and relating to web-based tracking of events during customer interaction with a website. As of December 31, 2004, we have two issued patents, both relating to Internet website traffic analysis. Our patents, U.S. Patent No. 6,393,479 and U.S. Patent No. 6,766,370, expire in 2019. We have entered into a cross license agreement with NetIQ, pursuant to which we have a license to NetIQ’s U.S. Patent No. 6,112,238, which expires in 2017, and certain patents pending and NetIQ has a license to our patents and certain patents pending. We do not believe that this cross license is material to our ability to sell our current web analytics services. This cross license agreement will terminate on the date the last patent expires. We cannot assure you that our pending, or any future, patent applications will be granted, that any existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted under any patent that may issue will provide competitive advantages to us. Many of our current and potential competitors dedicate substantially greater resources to the protection and enforcement of intellectual property rights, especially patents. If a patent has been or is issued to a third party that prevents us from using some or all of our non-patented technology, we would need either to obtain a license to, or to design around, that patent. We may not be able to obtain a license on acceptable terms, if at all, or design around the patent, which could harm our ability to provide our services.

     While our patent applications, copyrights, trademarks, servicemarks and other intellectual property rights are important, we believe that our technical expertise and ability to introduce new products in a timely manner will also be important factors in maintaining our competitive position.

United States and Foreign Government Regulation

     The Internet, and in particular, the regulation of commercial enterprises on the Internet, has become a focus of state, federal and foreign governments in recent years. Discussions among policymakers and proposed regulation regarding the Internet have focused on the protection of consumer privacy. Much of the proposed and enacted legislation regulates the collection and disclosure of personally identifiable information of computer users such as their names, addresses, credit card information and social security numbers.

     Legislation has been introduced in the United States House of Representatives to regulate spyware. The term spyware is not consistently defined, but is often used to describe software that is installed on a consumer’s computer and collects and disseminates information about the consumer without the consumer’s knowledge or informed consent. The term spyware also may encompass programs that take control a consumer’s computer or display advertising that either cannot be closed or that is triggered by specific keywords entered into search engines. The proposed legislation would require any person that is not the owner or authorized user of a computer system to give clear and conspicuous notice and to obtain consent before installing and activating any information collection program. Legislation regulating spyware was recently enacted in Utah and California, and similar legislation has been proposed in several other states and in the U.S. House of Representatives.

     None of our services currently require or provide for the installation of software on a consumer’s computer, however, it is possible that legislation intended to regulate tracking of consumers usage on the Internet could bring some or all of our services within a regulatory framework. This could prevent us from operating our business in its current fashion, and could require us to change our business practices or some of our services.

     Additionally, in the European Union, there is a range of legislation addressing, or affecting, Internet-related businesses. In particular, the 1995 European Union Directive on Data Protection applies to the processing of personal data, defined to include collection, storage, consultation and disclosure of information about identified or identifiable individuals. Because our service does not generally collect personal data as defined under the European Union Directives, and because we do not associate the information we do collect with identified or identifiable individuals, we believe that the data we collect and provide to our customers does not constitute personal data regulated by this Directive. We also believe that in the instances where we collect personal data, we do so in compliance with the European Union Directives. The 2002 European Union Privacy and Electronic Communications Directive regarding the processing of personal data and privacy in electronic communications prohibits the use of cookies, spyware and other tracking devices unless the user is given clear and conspicuous notice and the right to opt out. The effect of this Directive on our business will not be certain until the implementation of this Directive by the members of the European Union.

     State, federal and foreign governments are considering other laws that may regulate our activities or levy sales or other taxes relating to our activities. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and e-commerce activities. In addition, the growth and development of the market for Internet commerce may prompt requests for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business and financial results could be materially harmed by the adoption or modification of laws or regulations relating to the Internet.

Employees

     On December 31, 2004, we had 135 employees, including 65 in sales and marketing, 6 in professional services, 47 in technology development and operations and 17 in general administration. We have never had a work stoppage. None of our employees are represented under collective bargaining agreements. We consider our relationship with our employees to be good.

Available Information

     We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is www.websidestory.com.

Risks Factors

     The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this annual report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see the Risk Factors section in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on September 28, 2004.

Risks Related to Our Business

We have limited experience in an emerging market with unproven business and technology models, which makes it difficult to evaluate our current business performance and future prospects.

     Although we were formed in September 1996, we did not begin selling our services for a fee until August 1999. Prior to that, we provided a basic Internet user behavior information and analysis service solely in exchange for online advertising space that we used or sold. Our revenues from advertising have been steadily declining due to our decision in 2001 to discontinue offering our web analytics service in exchange for advertising revenue, and in December 2003, we stopped providing services in exchange for advertising altogether. As a result, we have limited experience in the subscription web analytics business, and we must sell increasing amounts of services in the future to new customers, while retaining our current customers, in order to grow our business. Many risks and uncertainties are inherent in our business, including securing new customers, attracting and retaining qualified personnel, expanding our operations and developing and upgrading our technology and services. These risks and uncertainties are particularly significant for companies such as ours that operate in rapidly evolving markets for Internet products and services. If businesses are not willing to buy our services, then our revenues will not grow and our operating results will suffer, which may cause our stock price to decline.

Our web analytics services comprise a majority of our revenues, and our business will be harmed if these services do not achieve widespread customer acceptance.

     In late 1999, we introduced the predecessors of our HBX and HitBox Professional services. Since that time, we have made significant changes to these services, including the release of HBX in April 2004. These services and related support represented 96% and 99% of our total revenues for the years ended December 31, 2003 and 2004, respectively. These new subscription services may not achieve broad customer acceptance, and we may not be able to continue to generate or to grow revenue from sales of these services. In addition, due to the recent introduction of our core services, our target customers, who are generally medium and large businesses, may have concerns regarding our viability and may prefer to purchase services from one of our larger, more established competitors.

We have only recently become profitable and may not maintain our level of profitability.

     Although we have generated net income for the three months ended December 31, 2003 and the year ended December 31, 2004, we have not historically been profitable, and we may not be profitable in future periods. We expect that expenses relating to the sales of our services, technology improvements and general and administrative functions as well as the costs of operating and maintaining our network will increase in the future. We may not be able to reduce or maintain our expenses in response to any decrease in our revenues, and our failure to do so would adversely affect our operating results and our level of profitability.

We operate in highly competitive markets, which could make it difficult for us to acquire and retain customers.

     The market for web analytics is rapidly evolving and highly competitive. We expect competition to increase from existing competitors and new market entrants. We compete primarily with other application service providers and software vendors on the basis of product functionality, price, timeliness and level of service. Should our competitors consolidate or if other, larger competitors acquire our smaller competitors, they may be able to provide services comparable to ours at a lower price due to their size. We also compete with companies that offer web analytics software bundled with other products or services, which may result in such companies effectively selling these services at prices below the market. Our current principal competitors include:

•	web analytics application service providers such as Coremetrics, Nedstat and Omniture;

•	network management software and business intelligence vendors such as NetIQ and SPSS; and

•	digital marketing and e-commerce service providers such as aQuantive and Digital River that incorporate web analytics in their services.

     In addition, we face competition from companies that develop software to measure their own audience. Many companies, including some of our largest potential customers, use such internally developed software rather than the commercial services or software offered by us or our competitors. These companies may seek to offer their internally developed software commercially in the future, which would bring us into direct competition with their products. Likewise, to date, no web analytics service has been adopted as the industry standard for measuring Internet user behavior and preferences. However, if one of our current or future competitors is successful in establishing its products and services as the industry standard, it will be difficult for us to retain current customers, or attract additional customers for our services.

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

We may expand through acquisitions of, or investments in, other companies or through business relationships, all of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain our business.

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

     Although we periodically engage in preliminary discussions with respect to acquisitions, we are not currently a party to any agreements or commitments, and we have no understandings with respect to any acquisitions, other than our agreement to acquire Avivo Corporation.

Any efforts we may make in the future to expand our services beyond the web analytics market may not succeed.

     Although we have historically focused on the web analytics market, we may in the future seek to expand our service offerings to address the demand for other digital marketing services. Any efforts to expand our services beyond the web analytics market may not result in significant revenue growth for us. In addition, our efforts to expand may divert management resources from our existing operations and require us to commit significant resources to an unproven business, limiting the financial and other resources that we are able to devote to our existing business. For example, our agreement to acquire Avivo Corporation, if the transaction is consummated, may divert management resources and financial and other resources from our existing business and may not result in the revenue growth we anticipate from the acquisition.

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

     Due to our limited experience selling our services, our evolving business model and the unpredictability of our emerging industry, we may not be able to accurately forecast our rate of growth. For example, in our last eight quarters, we have recorded quarterly operating income of as much as $659,000 (in the quarter ended December 31,

2004) and a quarterly operating loss of as much as $1.1 million (in the quarter ended March 31, 2003). In addition, we may experience significant fluctuations in our operating results for other reasons such as:

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

     All of our customers’ data and our servers are located at a single, third party co-location facility located in San Diego, California, operated by Level 3. Our agreement with Level 3 expires on May 31, 2005. Level 3 has the right to discontinue our service if, within 30 days of providing written notice to us, we fail to cure any of the following: (a) our failure to pay any amounts past due within three business days of written notice; (b) our violation of any laws related to our service; (c) a material misrepresentation by us related to our service; (d) our filing for bankruptcy or reorganization, or our failure to discharge any involuntary petition for bankruptcy within 60 days; or (e) our use of the service that materially exceeds our credit limit, and our failure to give adequate security for payment of the additional use within one day of receipt of written notice from Level 3.

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

     In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. We may suddenly require additional bandwidth for which we have not adequately planned. We may secure an extremely large customer or a group of customers with extraordinary volumes of information to collect and process that would require significant system resources and our systems may be unable to process the information. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate such capacity constraints. In addition, we may lose valuable Internet user data or our network may temporarily shut down if we fail to expand our network to meet future requirements. Any lapse in our ability to collect Internet user information will decrease the value of our existing data as well as prevent us from providing the complete data requested by our customers. Any disruption in our network processing or loss of Internet user data may damage our reputation and result in the loss of customers.

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

     Several of our executive officers are relatively new, and we intend to continue to hire key management personnel. Our success and future growth depends to a significant degree on the skills and continued services of Jeffrey W. Lunsford, our president, chief executive officer and chairman, who we hired in April 2003. We may experience difficulty assimilating our recently hired managers, and we may not be able to successfully locate, hire, assimilate and retain other qualified key management personnel.

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

     We will need to expand and effectively manage our organization, operations and facilities in order to successfully sell our services and maintain our recent profitability. We increased the number of our full-time employees from 17 as of January 1, 1998 to 135 as of December 31, 2004, and we expect to continue to grow to meet our strategic objectives. If we continue to grow, it is possible that our management, systems and facilities currently in place may not be adequate. Our need to effectively manage our operations and growth requires that we continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement these tasks on a large scale and, accordingly, may not achieve our strategic objectives.

Our business strategy includes expanding our international operations, our business is susceptible to risks associated with international operations.

     Our business strategy includes expanding our international operations. We currently maintain a sales office in the Netherlands and currently have sales personnel or independent sales consultants in Germany, France, the United Kingdom, Canada, Sweden, Singapore, and Australia. We have limited experience operating in these foreign jurisdictions and no experience operating in other foreign markets into which we may expand in the future. Conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:

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

Changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS No.

123R. SFAS No. 123R, which is effective for fiscal periods beginning after June 15, 2005, requires that employee stock-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. While we are currently evaluating the impact on our consolidated financial statements of the adoption of SFAS No. 123R, we anticipate that our adoption of SFAS 123R will have a significant impact on our results of operations for 2005 and subsequent periods.

Our net operating loss and tax credit carryforwards may expire unutilized, which could prevent us from offsetting future taxable income.

     We believe that a change of control that will cause the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, occurred in connection with our October 2004 initial public offering. Furthermore, sales of our convertible redeemable preferred stock in 1999, 2000 and 2001 may be deemed a change of control that could cause the limitation of Section 382 to be applicable. This limitation would allow us to use only a portion of the net operating loss and tax credit carryforwards generated prior to the deemed Section 382 change of control to offset future taxable income, if any, for United States and state income tax purposes. However, based on the annual limitation available and projected taxable income, it is not expected that the change in ownership will impact the Company’s cash tax payments. As of December 31, 2004, we have federal net operating loss carryforwards of approximately $12.8 million and state net operating loss carryforwards of approximately $5.9 million. Federal net operating losses generally carry forward for 20 years from the year generated. The expiration dates for net operating losses vary among states. Most of our state net operating losses are in California, and these net operating losses will begin to expire in 2006. As of December 31, 2004, we have federal research and development tax credits of $166,000 and California research and development tax credits of $107,000. Federal research and development tax credits have a 20-year carry forward period and begin to expire in 2016. California research and development tax credits have no expiration.

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

     Recently, the legislatures of Utah and California enacted legislation designed to protect Internet users’ privacy by prohibiting certain kinds of downloadable software defined as “spyware.” Similar legislation has been proposed in several other states and in the U.S. House of Representatives. Such legislation, if it includes a broad definition of “spyware,” could restrict our information collection methods. Any restriction or change to our information collection methods would cause us to spend substantial money and time to make such changes and could decrease the amount and utility of the information that we collect.

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

     Our common stock was not publicly traded prior to our initial public offering, which was completed in October 2004, and an active trading market may not develop or be sustained. We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of technology companies in general have been highly volatile and may continue to be highly volatile in the future. The trading price of our common stock may fluctuate substantially as a result of one or more of the following factors:

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

     The holders of approximately 9.8 million shares of our common stock agreed with the underwriters of our initial public offering to be bound by a lock-up agreement that prohibits them from selling or transferring their stock prior to March 27, 2005, other than in specific circumstances. Under certain circumstances, the lock-up agreement may be extended up to 18 additional days. However, Friedman, Billings, Ramsey & Co., Inc. and RBC Capital Markets Corporation, on behalf of the underwriters, at their discretion can waive the restrictions of the lock-up agreement at an earlier time without prior notice or announcement and allow our stockholders to sell their shares of our common stock in the public market. Upon expiration of the lock-up period or if the restrictions of the lock-up agreement are waived, shares of our common stock will be available for sale into the market, subject only to applicable securities rules and regulations, which may cause our stock price to decline.

     Sales by our current stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file ourselves or for other stockholders. We also registered the shares of our common stock that are subject to outstanding stock options or reserved for issuance under our stock option plans. These shares can be freely sold in the public market upon issuance, subject to the limitations of our lock-up agreements.

     If any of our stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

Our executive officers and directors have control over our affairs.

     As of December 31, 2004 our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 51.1% of our common stock. As a group they will be able to control our business. These stockholders will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.

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

We will incur increased costs as a result of being a public company.

     As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission and the Nasdaq National Market, requires changes in corporate governance practices of public companies. We expect these new rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We will also incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 2. Properties.

     We currently lease approximately 61,000 square feet of office space located at 10182 Telesis Court, 6th Floor, San Diego, California under a lease that expires in January 2007, of which we currently occupy approximately 34,000 square feet. The rent for this facility is approximately $1,230,000 per year. We sublease the unused space to RF Magic, Inc. and Avexus, Inc. under two separate subleases, both of which expire in January 2007.

     We also lease approximately 1,000 square feet of office space in the Netherlands, under a lease that expires in June 2006. The rent for this facility is approximately $80,000 per year. We believe that our facilities are adequate for our current operations.

Item 3. Legal Proceedings.

     From time to time, we are subject to various legal proceedings in the ordinary course of our business. We investigate these claims as they arise.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     Since September 28, 2004, our common stock has been listed on the Nasdaq National Market under the symbol “WSSI.” Prior to such time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock as reported by Nasdaq, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2004
Third Quarter (from September 28, 2004)	$9.25	$9.04
Fourth Quarter	$14.01	$9.50

     As of March 24, 2005, there were approximately 56 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business condition and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

     During fiscal 2004, we issued and sold the following unregistered securities:

•	Between January 1, 2004 and September 28, 2004, we granted options to purchase shares of common stock to employees and directors under our stock option plans at exercise prices ranging from $0.84 to $10.50. Of the options granted, 895,490 remain outstanding, no shares of common stock have been purchased pursuant to exercises of stock options and none have been cancelled and returned to the stock option plan pool as of September 28, 2004. These offers, sales and issuances of options and common stock were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under such rule. The recipients of such options and common stock were our employees or directors and received the securities under our equity incentive plans. Appropriate legends were affixed to the share certificates issued in such transactions. Each of these recipients had adequate access, through employment or other relationships, to information about us.

     The sale of these securities was made without general solicitation or advertising. No underwriters were involved in connection with the sale of securities referred to above.

Use of Proceeds from Sales of Registered Securities

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

     We paid to the underwriters underwriting discounts and commissions totaling approximately $3.0 million in connection with the offering. In addition, we incurred additional expenses of approximately $1.4 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $4.4 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $38.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

     As of December 31, 2004, we had used $16.75 million of the net proceeds from our initial public offering to redeem all of the outstanding shares of our redeemable preferred stock. We expect to use the remainder of the proceeds from our initial public offering to fund other working capital and general corporate purposes, to expand our service offerings or technologies and for the possible acquisition of, and investment in, competing or complementary businesses (including the acquisition of Avivo Corporation), services or technologies. The complementary businesses, services and technologies that we may invest in or acquire include automated management of promotional campaigns on search engines, online marketing surveys, email marketing, website search tools, affiliate marketing networks, call center analytics, content management, and other web-based, on-demand services that our customers might want from us. Except for the anticipated acquisition of Avivo Corporation, we are not currently a party to any agreements or commitments and we have no current understandings with respect to any acquisitions.

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

Item 6. Selected Consolidated Financial Data.

     The condensed consolidated financial and operating data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

     The Condensed Consolidated Statement of Operations Data for the years ended December 31, 2002, 2003, and 2004 and the Condensed Consolidated Balance Sheet Data as of December 31, 2003 and 2004 are derived from the audited consolidated financial statements that are included elsewhere in this annual. The Condensed Consolidated Statement of Operations Data for the years ended December 31, 2000, and 2001 and the Condensed Consolidated Balance Sheet data as of December 31, 2000, 2001 and 2002 are derived from the audited financial statements that are not included in this annual report.

Condensed Consolidated Statement of Operations Data (in thousands, except share and per share data)

	Year Ended December 31,
	2000	2001	2002	2003	2004
Revenues	$14,251	$14,447	$13,570	$16,360	$22,602
Income (loss) from operations	(20,695)	(4,794)	(2,640)	(2,424)	1,598
Net income (loss)	(21,264)	(4,797)	(2,542)	(1,867)	1,758
Net loss attributable to common stockholders	(24,953)	(6,451)	(3,909)	(3,433)	(957)
Net loss per share attributable to common stockholders — basic and diluted	$(7.88)	$(1.70)	$(1.03)	$(0.86)	$(0.13)
Weighted-average shares used in computing per share amount — basic and diluted	3,166,127	3,784,319	3,806,550	4,001,979	7,300,809

Condensed Consolidated Balance Sheet Data (in thousands)

	As of December 31,
	2000	2001	2002	2003	2004
Cash, cash equivalents and short-term marketable securities	$5,355	$4,704	$4,563	$5,690	$22,033
Working capital	5,327	4,210	2,902	2,755	17,772
Total assets	12,743	9,581	8,605	9,850	37,472
Redeemable preferred stock	10,000	11,181	12,519	14,056	—
Convertible redeemable preferred stock	29,357	31,266	30,008	28,837	—
Accumulated deficit	(46,766)	(51,563)	(54,105)	(55,972)	(54,214)
Total liabilities stockholders’ equity (deficit)	$(32,623)	$(36,175)	$(38,420)	$(39,115)	$28,199

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth above under “Business – Risk Factors.” The financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004, which are contained in this annual report.

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

     Although we commenced operations in September 1996, we did not begin selling our technology services for a fee until August 1999. Prior to that, we provided a basic Internet user behavior information and analysis service solely in exchange for online advertising space that we used or sold. Our revenues from advertising have been steadily declining due to a strategic decision that we made in 2001 to discontinue offering our web analytics service in exchange for advertising revenue in favor of selling subscriptions to an enterprise-class service. As a result, our revenues from advertising decreased from $8.4 million in 2000 to $126,000 in 2004. We introduced the predecessor of our HBX web analytics services in late 1999 and have significantly increased our subscription services revenues since that time. Our revenues from the sale of our subscription services have grown from $5.8 million in 2000 to $22.5 million in 2004.

     We currently sell our services primarily through our direct sales force to a wide range of organizations in many industries. As of December 31, 2004, our customer base included more than 650 HBX customers, an increase from approximately 180 customers as of December 31, 2001. Walt Disney Internet Group accounted for 17% and 14% of our total revenue in the year ended December 31, 2002 and 2003, respectively. None of our customers accounted for more than 10% of our total revenue in the years ended December 31, 2002, 2003 or 2004.

     We believe that there are growth opportunities for our HBX services in foreign markets. In the years ended December 31, 2002, 2003 and 2004, we generated approximately 8%, 11% and 16% of revenues, respectively, from customers in Europe. We anticipate that the percentage of revenues from international operations will remain consistent or grow as we increase our direct sales force and build brand awareness in foreign markets. We are currently investing in features such as foreign language versions of our HBX service to facilitate use in certain foreign markets. Although we have not entered into any agreement or understanding for an international acquisition, we have evaluated international acquisition opportunities in the past and will continue to do so in the future.

     We entered into an agreement and plan of merger agreement with Avivo Corporation, a California corporation on February 8, 2005. Pursuant to this agreement, we anticipate issuing shares of our common stock, options to purchase shares of our common stock and paying cash to Avivo shareholders in exchange for all of the outstanding shares of common stock and options held by Avivo shareholders. Please see Note 12 to the Consolidated Financial Statements included elsewhere in this report for further details regarding our proposed acquisition of Avivo Corporation.

Sources of Revenues

     We currently derive substantially all of our revenues from fees associated with our subscription services. The majority of these revenues are generated from our HBX services. These services are provided by subscription to customers for a fee that is based on the number of websites, page views and transactions monitored by our services. The terms of our subscription agreements are generally one to three years. Our HBX subscription agreements also typically include professional services, such as consulting, education and implementation services and training. In addition, we generate revenues from subscriptions to our HitBox Professional service, which is focused on providing web analytics to small and medium size businesses.

     While we have discontinued offering our services in exchange for advertising revenue, we continue to generate minimal advertising revenues from related pre-existing arrangements. We anticipate advertising revenues from our legacy free web analytics service will continue to decline. In future periods we anticipate consolidated revenue from advertising to increase in connection with our anticipated acquisition of Avivo Corporation. Please see Note 12 to the Consolidated Financial Statements included elsewhere in this report for further details regarding our proposed acquisition of Avivo Corporation.

Cost of Revenues and Operating Expenses

Cost of Revenues

     Cost of revenues primarily consists of expenses related to running our network infrastructure (including Internet connectivity, co-location and data storage), customer training, depreciation associated with computer equipment, web application development activities, salaries and related expenses for network personnel, allocated overhead and amortization associated with capitalized software. We allocate overhead such as rent and occupancy charges, employee benefit costs and non-network related depreciation expense to all departments based on headcount. As a result, general overhead expenses are reflected in our cost of revenues and each operating expense category.

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

General and Administrative Expenses

     General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, legal, human resources and management information systems personnel, professional fees, other corporate expenses and allocated overhead. We expect that general and administrative expenses will increase as we continue to add personnel as we expand our business and incur additional expenses to meet compliance requirements associated with operating as a public company.

Stock-Based Compensation Expenses

     Stock-based compensation expenses result from options and warrants issued to employees and directors in situations where there is an excess of the fair value of our common stock at the date of grant over the amount an employee or director must pay to acquire the stock. These expenses have been significant and are reflected in our condensed consolidated financial results. We are currently evaluating the impact on our consolidated financial statements with the adoption of SFAS No. 123R and our future results will differ following adoption of this new standard.

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expense and related disclosures. On an on-going basis, estimates are evaluated, including those related to bad debts, depreciation and life of developed software, fixed assets and impairment of long lived assets. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations and include allowance for doubtful accounts and accounting for stock-based compensation. Our critical accounting policies are disclosed in the footnotes to the consolidated financial statements. Those critical accounting policies that require significant judgments and estimates are:

Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts for estimated losses resulting from customers’ inability to pay us. We calculate this provision based on our historical experience and for specific customers that, in our opinion, are likely to default on our receivables from them. In order to identify these customers, we perform ongoing reviews of all customers that have breached their payment terms, as well as those that have filed for bankruptcy or for whom information has become available indicating a significant risk of non-recoverability. In addition, we have experienced significant growth in customers; therefore, we have less payment history to rely on with these customers. We rely on historical trends of bad debt as a percentage of total revenue and apply these percentages to the accounts receivable associated with new customers and evaluate these customers over time. To the extent our future collections experience differs from our assumptions based on historical trends and our past experience, the amount of our bad debt and allowance recorded may be different.

Accounting for Stock-Based Compensation

     We measure compensation expenses for our employee and director stock-based compensation plans using the intrinsic value method. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of our common stock at the date of grant over the amount an employee must pay to acquire the stock. Stock-based compensation is amortized over the related vesting periods using an accelerated method. Prior to our initial public offering on October 1, 2004, we considered internal and external factors to assist in our determination of the fair value of our common stock. Internal factors include the success of our sales efforts, customer retention and overall profitability. External factors consist of market conditions and comparable public companies. In addition to considering the factors described above, in connection with preparing our 2003 financial statements we obtained an independent valuation as of April 1, 2003 to assist us in setting the fair value of our common stock to determine the amount of stock-based compensation expenses to be recorded at specific grant dates; however, we are responsible for all fair values used in preparing our consolidated financial statements. We made assumptions and estimates in the preparation of our valuation, including assumptions and estimates related to projected cash flows, discount rates, comparable market value multiples, the value of preferences associated with our preferred stock, the effect that those preferences have on the value of our common stock, and the likelihood at various points in time of certain transactions taking place such as a public offering, sale of our company, raising additional private financing or liquidation. If we had made different estimates and assumptions our conclusions and the related stock-based compensation recorded may have been different.

     As of December 31, 2004, we had an aggregate of $779,000 of unearned stock-based compensation expenses remaining to be amortized in future periods. We currently expect substantial unearned stock-based compensation expenses in future periods. We anticipate that our adoption of SFAS No. 123R will have a significant impact on our results of operations for 2005 and future periods.

Results of Operations

     The following table presents our selected consolidated statements of operations data as a percent of our total revenues for the periods indicated:

	Year Ended
	December 31,
	2002	2003	2004
Revenues:
Subscription	89%	96%	99%
Advertising	11	4	1

Total revenues	100	100	100
Cost of revenues:
Cost of revenues	28	20	15
Stock-based compensation expenses	—	—	—

Total cost of revenues	28	20	15

Gross profit	72	80	85
Operating expenses:
Sales and marketing	46	45	43
Research and development	23	21	17
General and administrative	20	21	14
IPO expenses	—	—	—
Stock-based compensation expenses(1)	2	8	4

Total operating expenses	91	95	78

Income (loss) from operations	(19)	(15)	7
Interest expense	—	—	—
Interest income	—	—	1
Other income	1	3	0

Net income (loss) before provision for (benefit from) income taxes	(18)	(12)	8

Provision for (benefit from) income taxes	—	—	—

Net income (loss)	(18)%	(12)%	8%

	Year Ended
	December 31,
(1) Stock-based compensation expenses:	2002	2003	2004
Sales and marketing	1%	2%	1%
Research and development	1	—	—
General and administrative	—	6	2

	2%	8%	3%

Years Ended December 31, 2003 and 2004

Revenues

     Total revenues increased 38% from $16.4 million for the year ended December 31, 2003 to $22.6 million for the year ended December 31, 2004.

     Subscription Revenues. Subscription revenues increased 43% from $15.7 million, or 96% of total revenues, for year ended December 31, 2003 to $22.5 million, or 99% of total revenues for the year ended December, 31 2004. The increase in subscription revenues over the previous year was primarily the result of increasing the number of new customers for our services, which resulted from our decision to increase the number of direct sales personnel. A renewed focus on customer service that resulted in lower customer attrition, higher retention rates and increased use of our services by existing customers also contributed to the increase in subscription revenues. Deferred revenues increased 64% from $3.9 million for the year ended December 31, 2003 to $6.4 million for the year ended December 31, 2004. Deferred revenues reflect invoices rendered or cash received on subscription agreements for which revenues have not yet been recognized.

     Advertising Revenues. Advertising revenues declined from $682,000, or 4% of total revenues, for the year ended December 31, 2003, to $126,000, or 1% of total revenues, for the year ended December 31, 2004. This decrease was due to our decision to stop providing our free web analytics service that generated advertising revenues. We anticipate advertising revenues from our legacy free web analytics service will continue to decline, however, in future periods we anticipate consolidated revenue from advertising will increase in the event we complete our anticipated acquisition of Avivo Corporation.

Cost of Revenues and Operating Expenses

     Cost of Revenues. Cost of revenues increased 3% from $3.2 million, or 20% of total revenues, for the year ended December 31, 2003 to $3.3 million, or 15% of total revenues, for the year ended December 31, 2004. This increase primarily resulted from the addition of personnel in our professional services group, who provide advanced training and optimization services for HBX customers. Our professional services cost increased from $261,000 in 2003 to $655,000 in 2004. Our cost of revenues, as a percentage of revenues, has declined, as we have been successful in reducing the costs of running our data center. Some of these costs include bandwidth, which declined $85,000, data center rent, which declined $130,000 and depreciation, which declined $207,000 resulting from the lower market price of servers and increased server capacity. We expect cost of revenues to increase in absolute dollars but decrease as a percentage of revenues in future periods as a result of the scalability and efficiency of our application infrastructure.

     Sales and Marketing Expenses. Sales and marketing expenses increased 31% from $7.4 million, or 45% of total revenues, for the year ended December 31, 2003 to $9.7 million, or 43% of total revenues, for the year ended December 31, 2004. This was primarily attributable to salaries for additional sales and marketing personnel and increased sales commissions related to increased revenues and customers. Salaries and wages increased $702,000, travel and entertainment increased $384,000 and bonus and commissions increased $515,000. Sales and marketing expenses as a percentage of total revenues declined primarily due to increased productivity of sales personnel. Since we plan to hire additional sales personnel in future periods, we expect our sales and marketing personnel and related costs to increase in absolute dollars but decrease as a percentage of revenues in future periods as a result of the recurring nature of our revenues and lower cost of renewal as compared to initial acquisition cost of a customer.

     Research and Development Expenses. Research and development expenses increased 12% from $3.4 million, or 21% of total revenues, for the year ended December 31, 2003 to $3.8 million, or 17% of total revenues, for the year ended December 31, 2004. This increase was primarily a result of increased salary expense of $201,000 and other costs associated with the development of our HBX service. We expect that research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies and services, but decrease as a percentage of revenues in future periods as a result of the scalability and efficiency of our application infrastructure.

     General and Administrative Expenses. General and administrative expenses decreased 3% from $3.4 million, or 21% of total revenues, for the year ended December 31, 2003 to $3.3 million, or 14% of total revenues, for the year ended December 31, 2004. The decrease was primarily attributable to a severance payment of $375,000 related to the departure of our former chief executive officer and a one-time signing bonus of $100,000 related to the hiring of our new chief executive officer paid in 2003. A reduction in our bad debt expense was partially associated with the release of $77,000 of the valuation allowance placed on customer receivables that were subsequently collected during the fourth quarter of 2004. Our recurring general and administrative cost increased during 2004, the result of the addition of costs associated with our operation as a public company, which included adding a chief financial officer, added costs for directors’ and officers’ insurance, and added accounting and legal fees. We expect general and administrative expenses to increase as we add personnel to support the anticipated growth of our business and incur additional costs related to operating as a public company. These costs are expected to include additional accounting, legal, insurance and consulting fees.

Stock-Based Compensation Expenses

     Stock-based compensation expenses decreased by 35% from $1.3 million, or 8% of total revenues, for the year ended December 31, 2003 to $867,000, or 4% of total revenues, for the year ended December 31, 2004. Stock-based compensation expenses for the year ended December 31, 2004 included $522,000 associated with a warrant and restricted stock grants to our chief executive officer and our general counsel. In comparison, stock-based compensation expenses for the year ended December 31, 2003 included $1.0 million for the warrant and restricted stock grants to our chief executive officer and general counsel and $132,000 associated with a modification of a stock option of our former chief executive officer that required us to record stock-based compensation expense for the difference between the exercise price and the fair value of the stock at the time the former chief executive officer’s option was amended. The option was amended to extend the amount of time that the former chief executive officer was allowed to exercise the option following his departure from the company.

Other Income, Net

     Other income, net, decreased from $526,000 for the year ended December 31, 2003 to $206,000 for the year ended December 31, 2004. This decrease was primarily attributable to the payment of a one-time license fee in 2003 that was recorded in other income, which resulted in $526,000 in other income being recorded in the fourth quarter of 2003. Other income for the year ended December 31, 2003 and 2004 included net interest income of $37,000 and $206,000, respectively. The increase in net interest income in 2004 was due to the repayment of our borrowings on a line of credit in July 2003 and the interest earned on our cash balances, which increased substantially after the completion of our initial public offering at the beginning of October 2004.

Provision for (Benefit from) Income Taxes

     The provision for income taxes of $46,000 for the year ended December 31, 2004 primarily related to current taxes associated with our foreign operations, alternative minimum tax associated with our United States operations offset by a benefit resulting from the establishment of our foreign deferred assets. At December 31, 2004, we had federal net operating loss carryforwards of approximately $12.8 million and state net operating loss carryforwards of approximately $5.9 million. The federal net operating loss carryforwards begin to expire in 2019 and state operating loss carryforwards begin to expire in 2006, if not realized. A change in control occurred in connection with our October 2004 initial public offering under the provisions of Section 382 of the Internal Revenue Code, which will limit the amount of net operating loss carryforwards that can be used annually in the future to offset taxable income. However, based on the annual limitation available and projected taxable income, it is not expected that the change in ownership will impact the Company’s cash tax payments. Additionally, at December 31, 2004, we had federal and California research and development tax credits of $166,000 and $107,000, respectively. The expiration period for the federal research and development tax credits will begin in 2016. California research and development tax credits have no expiration. We currently have a full valuation allowance placed on our deferred tax assets due to our relatively short history of profitability. This valuation allowance will be evaluated each reporting period to determine these deferred tax assets are more likely then not to be utilized in the near future.

Years Ended December 31, 2002 and 2003

Revenues

     Total revenues increased 21% from $13.6 million for 2002 to $16.4 million for 2003.

     Subscription Revenues. Subscription revenues increased 29% from $12.1 million, or 89% of total revenues, for 2002 to $15.7 million, or 96% of total revenues, for 2003. The increase was primarily due to growth in our HBX subscriber base to approximately 450 customers as of December 31, 2003 from approximately 300 customers as of December 31, 2002. This represented a net increase in HBX customers of 50%. We also expanded our international sales in Europe, increasing our revenues in Europe by 56% during 2003. Deferred revenues increased 85% from $2.1 million for 2002 to $3.9 million for 2003.

     Advertising Revenues. Advertising revenues declined from $1.4 million, or 11% of total revenues, in 2002 to $682,000, or 4% of total revenues, in 2003. This decrease was due to our decision to stop providing our free web analytics service that generated advertising revenues.

Operating Expenses

     Cost of Revenues. Cost of revenues decreased 14% from $3.8 million, or 28% of total revenues, for 2002 to $3.2 million, or 20% of total revenues, for 2003. This decrease was principally a result of a $355,000 decrease in Internet connectivity costs, and a $314,000 decrease in depreciation resulting from lower market price of servers and increased server capacity, offset by increased professional services personnel costs of $146,000 and increased network salaries of $20,000.

     Sales and Marketing Expenses. Sales and marketing expenses increased 21% from $6.1 million, or 46% of total revenues, for 2002 to $7.4 million, or 45% of total revenue, for 2003. This increase was primarily attributable to the hiring of a vice president of sales and the addition of a sales organization in the United Kingdom and a field sales force in the United States. We also enhanced our commission plans and expanded our customer service group. Our travel and entertainment expenses increased in connection with our sales force and customer service expansion. Our expenditures on marketing programs increased as we attended more trade shows, hosted conferences for our HBX users, and conducted other promotional activities.

     Research and Development Expenses. Research and development expenses increased 8% from $3.2 million, or 23% of total revenues, for 2002 to $3.4 million, or 21% of total revenues, for 2003. The increase in absolute dollars was primarily a result of increased salaries of our existing development personnel.

     General and Administrative Expenses. General and administrative expenses increased 17% from $2.9 million, or 20% of total revenues, for 2002 to $3.4 million, or 21% of total revenues, for 2003. The majority of the increase was attributable to the severance payable to our former chief executive officer and a one-time signing bonus for our new chief executive officer, which was partially offset by an increased focus on cost savings during 2003.

Stock-Based Compensation Expenses

     Stock-based compensation expenses increased by 356% from $295,000, or 2% of total revenues, for 2002 to $1.3 million, or 8% of total revenues, for 2003. This increase was primarily due to an increase in stock-based compensation expenses associated with restricted stock grants to our new chief executive officer and our general counsel and a stock option award modification for our former chief executive officer.

Other Income, Net

     Other income, net increased from a net other income of $79,000 for 2002 to $526,000 in 2003, which was primarily due to a non-recurring technology cross-license agreement.

Provision for (Benefit from) Income Taxes

     We recorded an income tax benefit of $19,000 for 2002 and $31,000 for 2003. These benefits were primarily associated with our international operations.

Net Operating Losses and Tax Credit Carryforwards

     At December 31, 2004, we had federal and state net operating loss carryforwards of approximately $12.8 million and $5.9 million, respectively. The federal net operating loss carryforwards begin to expire in 2019 and state operating loss carryforwards begin to expire in 2006, if not realized. Under the provisions of Section 382 of the Internal Revenue Code, a change in control occurred in connection with our October 2004 initial public offering, which will limit the amount of net operating loss carryforwards that can be used annually in the future to offset taxable income. A valuation allowance has been established to reserve the potential benefits of these carryforwards in our financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets.

Liquidity and Capital Resources

     On October 1, 2004, we completed the sale of 5,000,000 shares of our common stock at the initial offering price to the public of $8.50 per share. A total of $42.5 million in gross proceeds were raised in the initial public offering. After deducting the underwriting discount of $3.0 million and offering expenses of $1.4 million, net proceeds were $38.1 million. We redeemed all of our outstanding redeemable preferred stock resulting in $16.75 million of our net initial public offering proceeds being paid to the holders of all of our outstanding redeemable preferred stock on October 1, 2004. On October 26, 2004, in connection with the full exercise of the underwriters’ over-allotment option, 750,000 additional shares of common stock were sold to the public on behalf of certain selling stockholders at the initial public offering price of $8.50 per share for an aggregate offering price of $6.4 million. We did not receive any proceeds from the sale of these additional shares.

     As of December 31, 2004, we had $5.7 million of cash and cash equivalents, $16.3 million in short-term investments, $8.7 million in long-term investments, and $17.8 million in working capital, as compared to $5.7 million of cash and cash equivalents and $2.8 million in working capital as of December 31, 2003.

     On February 8, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Avivo Corporation, a California corporation (“Avivo”). Under the terms of the Merger Agreement, we plan to issue approximately 3.1 million shares of common stock and options and pay approximately $4.3 million in cash, in exchange for the outstanding capital stock and options of Avivo.

     The consideration described above is subject to an escrow arrangement where approximately 19% of the Company’s common stock and cash will be held back to secure possible indemnification obligations for a period of 15 months from the closing (with a portion extended to up to 24 months).

Cash Flows

     Net cash provided by operating activities was $4.7 million for the year ended December 31, 2004. Net cash provided by operating activities consisted primarily of an increase in deferred revenues, accounts payable and accrued expenses and the add-back of non-cash charges for stock-based compensation, depreciation and amortization. This was partially offset by the increase in accounts receivable. Net cash provided by operating activities for the year ended December 31, 2003 was $2.4 million. Net cash provided by operating activities consisted primarily of an increase in deferred revenues, accounts payable and accrued expenses and the add back of non-cash charges for stock-based compensation, depreciation and amortization. This was also offset, to a lesser extent than 2004, by the increase of accounts receivable.

     Since our inception, our investing activities have consisted primarily of purchases of fixed assets and investments in software development and recently in marketable securities. Capital expenditures were principally related to our network infrastructure and computer equipment. Cash used in investing activities totaled $26.4 million for the year ended December 31, 2004. This included $1.4 million for capital expenditures and a net cash outflow of $25.0 million for the purchase of marketable securities. Cash used in investing activities totaled $739,000 for the year ended December 31, 2003, which consisted entirely of capital expenditures. We intend to invest in our network infrastructure and in software development to ensure reliability of our network and to introduce new services and enhancements to our existing services. In addition, we plan on investing larger amounts of our cash in longer-term investments to achieve higher returns on our invested cash.

     Cash provided by financing activities was $21.8 million for the year ended December 31, 2004. This consisted of $38.1 million in net proceeds from our initial public offering offset by the $16.75 million redemption of our redeemable preferred stock. The exercise of stock options and warrants also contributed cash during 2004. Cash used for financing during 2003 was $642,000. The majority of this was attributable the repayment of our line of credit.

Factors That May Affect Future Financial Condition And Liquidity

     Our principal commitments consist of obligations under leases for office space, computer equipment and furniture and fixtures. Our capital lease obligations for furniture and computer equipment are approximately $135,000 for a term of 5 years. As the amounts are relatively small, they do not materially affect our overall liquidity. The following table summarizes our long-term contractual obligations as of December 31, 2004:

	Payments Due by Period				More
		Less than	1-3	4-5	than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands)
Capital lease obligations	$135	$27	$55	$53	$—
Operating lease obligations	3,631	1,779	1,852	—	—
Notes Payable	27	27	—	—	—
Purchase Obligations	$220	$220	$—	$—	$—

     We anticipate that our future capital uses and requirements will depend on a variety of factors. These factors include but are not limited to the following:

•	the costs of serving more customers;

•	the costs of our network infrastructure;

•	the costs of our research and development activities to improve our service offerings; and

•	the extent to which we acquire or invest in other technologies and businesses.

     We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We believe that we will have sufficient liquidity to fund our business and meet our contractual lease obligations over a period beyond the next 12 months. However, we may need to raise additional funds in the future if we pursue acquisitions or investments in competing or complementary businesses or technologies or experience operating losses that exceed our expectations. If we raise additional funds through the issuance of equity or convertible securities, our stockholders may experience dilution. If we need additional financing, we may not be able to obtain it on acceptable terms or at all.

     As of December 31, 2004 and all periods prior, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, which are described above, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts as exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign sales have been primarily in Euros. Sales to customers domiciled outside the United States were approximately 11% and 16% of our total revenues in the years ended December 31, 2003 and 2004, respectively.

Interest Rate Sensitivity

     We had unrestricted cash, cash equivalents and short-term marketable securities totaling $5.7 million and $22.0 million at December 31, 2003 and 2004, respectively. These amounts were invested primarily in money market funds in 2003 and money market funds and auction rate preferreds in 2004. The unrestricted cash, cash equivalents and auction rate preferred securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 8. Financial Statements and Supplementary Data.

     The Selected Condensed Consolidated Quarterly Financial Data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited consolidated financial statements contained herein and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this annual report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

Selected Condensed Consolidated Quarterly Data (unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003	2004	2004	2004	2004
Quarterly Consolidated Statement of Operation Revenues	$3,789	$3,936	$4,077	$4,558	$5,040	$5,293	$5,735	$6,534
Cost of revenues	818	828	778	823	755	793	855	912
Gross profit	2,971	3,108	3,299	3,735	4,285	4,500	4,880	5,622

Operating Expenses	4,025	3,774	3,871	3,867	4,144	4,322	4,260	4,963

Operating profit (loss)	(1,054)	(666)	(572)	(132)	141	193	620	659

Net income (loss)	(1,053)	(657)	(561)	404	128	198	614	818
Net income (loss) attributable to common shareholders	(1,425)	(1,045)	(961)	(2)	(270)	(272)	—	(571)
Net income (loss) per share attributable to common shareholders
Basic	$(0.37)	$(0.26)	$(0.24)	$(0.00)	$(0.06)	$(0.06)	$—	$(0.04)
Diluted	$(0.37)	$(0.26)	$(0.24)	$(0.00)	$(0.06)	$(0.06)	$—	$(0.04)
Weighted-average number of shares used in per share amounts
Basic*	3,808	3,975	4,073	4,158	4,463	4,614	4,663	15,402
Diluted*	3,808	3,975	4,073	4,158	4,463	4,614	11,603	15,402

     * Due to rounding and the use of quarterly weighted-average share data, the summation of the quarterly data presented may not agree to the annual net loss per share attributable to common shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

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

     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item will be contained in our definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with the 2005 annual meeting of our stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2004, and is incorporated in this report by reference.

Item 11. Executive Compensation.

     The information required by this item will be contained in the Proxy Statement and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item will be contained in the Proxy Statement and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item will be contained in the Proxy Statement and is incorporated in this report by reference.

Item 14. Principal Accountant Fees and Services.

     The information required by this item will be contained in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of this report:

          1. Financial statements: The following financial statements of WebSideStory, Inc. and Report of independent registered public accounting firm, are included in this report:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated balance sheets as of December 31, 2003 and 2004;

•	Consolidated statements of operations for the fiscal years ended December 31, 2002, 2003 and 2004;

•	Consolidated statements of stockholders’ equity (deficit) and other comprehensive income (loss) for the fiscal years ended December 31, 2002, 2003 and 2004;

•	Consolidated statements of cash flows for the fiscal years ended December 31, 2002, 2003 and 2004; and

•	Notes to consolidated financial statements.

     2. List of financial statement schedules: All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3. List of exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Registration Rights Agreement, as amended, by and among the Company and certain investors set forth therein, dated June 18, 1999.

4.3(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Bancorp, dated March 27, 2000.

4.4(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Bancorp, dated February 2, 2001.

4.5(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Creditcorp, dated April 30, 2001.

4.6(1)+	Warrant to Purchase Series D Convertible Preferred Stock by and between the Company and Jeffrey W. Lunsford, dated April 1, 2003.

10.1(1)+	Amended and Restated 2000 Equity Incentive Plan.

10.2(2)+	2004 Equity Incentive Award Plan and Form of Option Grant Agreement.

10.3(1)+	Common Stock Purchase Agreement between the Company and Jeffrey W. Lunsford, dated April 1, 2003.

10.4(1)+	Common Stock Purchase Agreement between the Company and Michael S. Christian, dated July 29, 2003.

10.5(1)+	Amended and Restated Employment Agreement between the Company and Jeffrey W. Lunsford, dated July 21, 2004.

10.6(1)+	Offer Letter between the Company and Thomas D. Willardson, dated March 23, 2004.

10.7(1)+	Offer Letter between the Company and Rand Schulman, dated May 15, 2003.

10.8(1)+	Transition Agreement between the Company and John J. Hentrich, dated March 31, 2003.

10.9(1)+	Offer Letter between the Company and Christopher Reid, dated February 12, 2003.

10.10(1)+	Amendment to Employment Agreement between WebSideStory Holding B.V. and Daniel Guilloux, dated November 15, 2002.

10.11(1)+	Employment Agreement between WebSideStory Holding B.V. and Daniel Guilloux, dated as of July 1, 2000.

10.12(1)+	Confidentiality Agreement and Terms of Employment between the Company and Michael S. Christian, dated April 25, 2000.

10.13(1)+	Form of Indemnification Agreement between the Company and the persons listed on Schedule A thereto.

Exhibit
Number	Description
10.14(1)+	Form of Change of Control Agreement between the Company and the persons listed on Schedule A thereto.

10.15(1)+	Change of Control Agreement between the Company and Thomas D. Willardson, dated July 21, 2004.

10.16(1)	Terms for Delivery of Service and Customer Order Summary between the Company and Level (3) Communications, Inc., dated November 20, 2001.

10.17(1)	Addendum to Terms for Delivery of Service between the Company and Level (3) Communications, Inc., dated November 20, 2001.

10.18(1)	Office Lease between the Company and LNR Seaview, Inc., dated August 23, 1999.

10.19(1)	First Amendment to Office Lease between the Company and LNR Seaview, Inc., dated July 3, 2001.

10.20(1)	Sublease between the Company and RF Magic, Inc., dated July 3, 2001.

10.21(1)	Sublease between the Company and Avexus, Inc., dated July 6, 2001.

10.22(1)	Addendum to Sublease between the Company and Avexus, Inc., dated April 18, 2002.

10.23(1)	Amendment to Sublease between the Company and RF Magic, Inc., dated September 10, 2003.

10.24(1) †	Revised Master Service Agreement among the Company, Buena Vista Internet Group, ESPN Internet Ventures, ABCNews Internet Ventures, Infoseek Corporation, ABC Multimedia, Inc. and Walt Disney Parks & Resorts Online dated August 29, 2003.

10.25(1) †	Amendment to Revised Master Service Agreement among the Company, Buena Vista Internet Group, ESPN Internet Ventures, ABCNews Internet Ventures, Infoseek Corporation, ABC Multimedia, Inc. and Walt Disney Parks & Resorts Online dated March 31, 2004.

10.26(1)†	Patent Cross-License Agreement between the Company and NetIQ Corporation dated December 12, 2003.

10.27(1)†	Salesforce.com JoinForces Product Alliance Program Agreement, dated May 21, 2004, between the Company and Salesforce.com, Inc.

10.28(1)	Second Addendum to Terms for Delivery of Service between the Company and Level (3) Communications, Inc., dated April 4, 2003.

21.1(1)	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of WebSideStory, Inc. (Registration No. 333-115916) filed with the Securities and Exchange Commission on September 17, 2004.

(2)	Incorporated by reference to the Registration Statement on Form S-8 of WebSideStory, Inc. (Registration No. 333-119350) filed with the Securities and Exchange Commission on September 28, 2004.

†	WebSideStory, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of WebSideStory, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSIDESTORY, Inc.

Dated: March 28, 2005	By:	/s/ JEFFREY W. LUNSFORD

Jeffrey W. Lunsford
President, Chief Executive Officer and Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JEFFREY W. LUNSFORD Jeffrey W. Lunsford	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 28, 2005

/S/ THOMAS D. WILLARDSON Thomas D. Willardson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2005

/S/ BLAISE BARRELET Blaise Barrelet	Director	March 28, 2005

/S/ CHARLES J. FITZGERALD, JR. Charles J. Fitzgerald, Jr.	Director	March 28, 2005

/S/ JAMES R. GLYNN James R. Glynn	Director	March 28, 2005

/S/ KURT R. JAGGERS Kurt R. Jaggers	Director	March 28, 2005

/S/ JAMES S. MAHAN III James S. Mahan III	Director	March 28, 2005

WebSideStory, Inc.
Index To Financial Statements

REPORT OF

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WebSideStory, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’s equity (deficit) and comprehensive income (loss), and of cash flows present fairly, in all material respects, the financial position of WebSideStory, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Diego, California
March 25, 2005

WEBSIDESTORY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

WebSideStory, Inc.
Consolidated Balance Sheets

	December 31,
	2003	2004
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$5,690	$5,710
Investments	—	16,323
Accounts receivable, net	2,257	3,704
Prepaid expenses and other current assets	433	834

Total current assets	8,380	26,571
Property and equipment, net	1,244	1,884
Investments	—	8,676
Other assets	226	341

	$9,850	$37,472

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$618	$307
Accrued liabilities	1,054	2,083
Deferred revenue	3,934	6,364
Capital lease short term	19	18
Note payable	—	27

Total current liabilities	5,625	8,799
Deferred rent	393	320
Capital lease long term	—	100
Other liabilities	54	54

Total liabilities	6,072	9,273

Commitments and Contingencies
Redeemable preferred stock, 30,434,235 shares authorized at December 31, 2003 and 10,000,000 shares of preferred stock authorized at December 31, 2004:
Series D convertible redeemable preferred stock, $0.001 par value; 48 shares designated at December 31, 2003; no shares issued and outstanding at December 31, 2003; and December 31, 2004. (Note 4)	—	—
Redeemable preferred stock, $0.001 par value; 112 shares designated, 111.66667 shares issued and outstanding at December 31, 2003 and 0 shares issued and outstanding as of December 31, 2004. (Note 4)	14,056	—
Series A convertible redeemable preferred stock, $0.001 par value; 16,788,746 shares designated. 16,788,746 issued and outstanding at December 31, 2003; and 0 shares issued and outstanding at December 31, 2004. (Note 4)	18,378	—
Series B convertible redeemable preferred stock, $0.001 par value; 11,590,535 shares designated. 11,590,535 issued and outstanding at December 31, 2003, and 0 shares issued and outstanding at December 31, 2004. (Note 4)	7,473	—
Series C convertible redeemable preferred stock, $0.001 par value; 2,054,794 shares designated. 2,054,794 issued and outstanding at December 31, 2003 and 0 shares issued and outstanding at December 31, 2004. (Note 4)	2,986	—
	42,893	—

Stockholders’ equity (deficit)
Common stock, $0.001 par value; 43,128,211 shares authorized at December 31, 2003 and 75,000,000 shares authorized at December 31, 2004. Common stock shares of 4,577,437 and 15,624,856 issued and outstanding at December 31, 2003 and December 31, 2004, respectively. (Note 4)	5	16
Additional paid-in capital	17,733	82,895
Unearned stock-based compensation	(1,157)	(779)
Accumulated other comprehensive income	276	281
Accumulated deficit	(55,972)	(54,214)

Total stockholders’ equity (deficit)	(39,115)	28,199

	$9,850	$37,472

See accompanying notes.

WEBSIDESTORY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	December 31,
	2002	2003	2004
Revenues
Subscriptions	$12,126	$15,678	$22,476
Advertising	1,444	682	126

Total revenues	13,570	16,360	22,602

Cost of revenues
Cost of Revenue	3,773	3,236	3,300
Stock-based compensation	32	11	15

Total Cost of Revenues	3,805	3,247	3,315

Gross profit	9,765	13,113	19,287

Operating expenses
Sales and marketing	6,094	7,355	9,739
Technology development	3,178	3,417	3,774
General and administrative	2,870	3,431	3,309
Stock-based compensation(*)	263	1,334	867

Total operating expenses	12,405	15,537	17,689

(Loss) income from operations	(2,640)	(2,424)	1,598

Interest expense	(57)	(19)	(4)
Interest income	40	56	205
Other income	96	489	5

Loss before provision for (benefit from) income taxes	(2,561)	(1,898)	1,804

Provision for (benefit from) income taxes	(19)	(31)	46

Net (loss) income	$(2,542)	$(1,867)	$1,758

Constructive dividend on redemption of redeemable preferred stock	—	—	(1,389)

Accretion of discount on redeemable preferred stock	(1,367)	(1,566)	(1,326)

Net (loss) attributable to common stockholders	$(3,909)	$(3,433)	$(957)

Net (loss) per share attributable to common shareholders:
Basic	$(1.03)	$(0.86)	$(0.13)
Diluted	$(1.03)	$(0.86)	$(0.13)

Weighted-average number of shares used in per share amounts
Basic	3,806,550	4,001,979	7,300,809
Diluted	3,806,550	4,001,979	7,300,809

(*) Stock-based compensation
Sales and marketing	$193	$330	$209
Technology development	129	76	37
General and administrative	(59)	928	621

	$263	$1,334	$867

See accompanying notes.

WEBSIDESTORY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three years ended December 31, 2004
(in thousands, except share data)

WebSideStory, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) and Other Comprehensive Income (Loss)

					Accumulated
			Additional	Unearned	Other
	Common Stock		Paid-In	Stock-Based	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income	Deficit	Deficit	Income (Loss)
Balance at December 31, 2001	3,805,136	$4	$16,014	$(668)	$38	$(51,563)	$(36,175)	$(4,759)

Exercise of stock options	1,982	—	2	—	—	—	2	—

Unearned Stock based compensation	—	—	(77)	77	—	—	—	—

Amortization of stock-based compensation	—	—	—	295	—	—	295	—

Accretion of discount on redeemable preferred stock	—	—	(1,339)	—	—	—	(1,339)	—

Amortization of premium on Series A convertible redeemable preferred stock	—	—	1,286	—	—	—	1,286	—

Accretion of discount on Series B and Series C convertible redeemable preferred stock	—	—	(29)	—	—	—	(29)	—

Foreign currency translation adjustment	—	—	—	—	82	—	82	82
Net loss	—	—	—	—	—	(2,542)	(2,542)	(2,542)

Balance at December 31, 2002	3,807,118	$4	$15,857	$(296)	$120	$(54,105)	$(38,420)	$(2,460)

Restricted stock purchases	729,609	1	1,113	(1,111)	—	—	3	—

Exercise of stock options	40,710	0	34	—	—	—	34	—

Unearned Stock based compensation	—	—	1,094	(1,094)	—	—	—	—

Amortization of stock-based compensation	—	—	—	1,344	—	—	1,344	—

Accretion of discount on redeemable preferred stock	—	—	(1,537)	—	—	—	(1,537)	—

Amortization of premium on Series A convertible redeemable preferred stock	—	—	1,202	—	—	—	1,202	—

Accretion of discount on Series B and Series C convertible redeemable preferred stock	—	—	(30)	—	—	—	(30)	—

Foreign currency translation adjustment	—	—	—	—	156	—	156	156
Net loss	—	—	—	—	—	(1,867)	(1,867)	(1,867)

Balance at December 31, 2003	4,577,437	$5	$17,733	$(1,157)	$276	$(55,972)	$(39,115)	$(1,711)

Issuance of common stock for cash net of $4.4 million issuance costs	5,000,000	$5	$38,082	$—	$—	$—	$38,087	$—

Conversion of convertible redeemable preferred stock	5,634,131	6	28,000	—	—	—	28,006	—

Exercise of stock options and warrants	413,288	—	439	—	—	—	439	—

Unearned Stock based compensation	—	—	504	(504)	—	—	—	—

Amortization of stock-based compensation	—	—	—	882	—	—	882	—

Accretion of discount on redeemable preferred stock	—	—	(1,305)	—	—	—	(1,305)	—

Amortization of premium on Series A convertible redeemable preferred stock	—	—	852	—	—	—	852	—

Accretion of discount on Series B and Series C convertible redeemable preferred stock	—	—	(21)	—	—	—	(21)	—

Constructive dividend on redemption of redeemable preferred stock	—	—	(1,389)	—	—	—	(1,389)	—

Foreign currency translation adjustment	—	—	—	—	5	—	5	5
Net income (loss)	—	—	—	—	—	1,758	1,758	1,758

Balance at December 31, 2004	15,624,856	$16	$82,895	$(779)	$281	$(54,214)	$28,199	$1,763

See accompanying notes.

WEBSIDESTORY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities
Net (loss) income	$(2,542)	$(1,867)	$1,758
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	1,674	1,210	1,009
Bad debt provision	330	274	28
Stock-based compensation	295	1,345	882
Changes in operating assets and liabilities:
Accounts receivable	(745)	(576)	(1,475)
Prepaid expenses and other assets	(105)	(287)	(574)
Accounts payable and accrued liabilities	86	477	718
Deferred revenue	1,678	1,812	2,430
Deferred rent	37	(17)	(73)
Other liabilities	(27)	(19)	—

Net cash provided by operating activities	681	2,352	4,703

Cash flows from investing activities
Purchase of investments	—	—	(34,156)
Proceeds from the sale of investments	—	—	9,157
Purchase of property and equipment	(322)	(739)	(1,438)

Net cash used in investing activities	(322)	(739)	(26,437)

Cash flows from financing activities
Exercise of stock options and warrants	2	34	439
Principal payments on note payable to former stockholder	(77)	—	—
Payments on line of credit	—	3	—
Payments on equipment term loan	(508)	(679)	—
Payments on capital lease	—	—	(27)
Redemption of redeemable preferred stock	—	—	(16,750)
Proceeds from sale of common stock	—	—	38,087

Net cash (used in) provided by financing activities	(583)	(642)	21,749

Effect of exchange rate changes on cash	83	156	5

Net increase in cash and cash equivalents	(141)	1,127	20

Cash and cash equivalents at beginning of year	4,704	4,563	5,690

Cash and cash equivalents at end of year	$4,563	$5,690	$5,710

Supplemental cash flow information:
Cash paid for interest	$57	$19	$4
Cash paid for taxes	$—	$—	$22
Refund of income taxes	$(21)	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Equipment acquired under capital lease obligation	$—	$—	$126
Equipment acquired under note payable	$—	$—	$27

See accompanying notes.

WEBSIDESTORY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Nature of Business

     WebSideStory, Inc. (the “Company”) was founded and commenced operations in September 1996 and is a provider of on-demand web analytics services. The Company’s services, including its primary service, HBX, are used by customers to better understand how Internet users respond to website design and content, online marketing campaigns and e-commerce offerings. These services are provided on a subscription basis to customers for a fee, which is either fixed or based on the actual number of web sites and total page views (“Total Views”) and transactions monitored by the Company’s services. Contracts for subscription services typically range in duration from one to three years.

     The Company’s business consists of a single reporting segment. The Company’s operations were located solely in the United States through December 1999. In order to pursue the sale of its products and services in international markets, the Company established wholly owned subsidiaries in France (February 2000), the Netherlands (August 2000) and the United Kingdom (April 2003).

2. Summary of Significant Accounting Policies

Use of Estimates

     The consolidated financial statements of the Company have been prepared using accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from those estimates.

Principles of Consolidation

     The Company’s consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly owned subsidiaries HitBox, Inc., WebSideStory SAS, WebSideStory Holding B.V., WebSideStory Call Center and Service B.V. and WebSideStory UK Limited. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency

     The Company’s foreign subsidiaries utilize their local currency as their functional currency. The accounts of these foreign subsidiaries have been translated into U.S. dollars using the current exchange rate as of the balance sheet date for assets and liabilities and the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as accumulated other comprehensive income in stockholders’ equity (deficit).

Concentration of Risk

     The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

     The Company had revenues generated from The Walt Disney Internet Group who accounted for 17%, 14% and just under 10% of total revenues for the years ended December 31, 2002, 2003 and 2004, respectively. No other customers individually accounted for more than 10% of total revenues in 2002, 2003 or 2004.

     As of December 31, 2003 and 2004, assets located outside the United States were 13% and 10% of total assets, respectively. Revenues for the years ended December 31, 2002, 2003 and 2004, outside the United States were 8%, 11% and 16%, respectively, of total revenues. Revenues by geographical region are as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
United States	$12,434	$14,585	$18,983
Europe	1,136	1,775	3,619

	$13,570	$16,360	$22,602

WEBSIDESTORY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     All of the Company’s servers related to its services and its customer data are located at a single third party co-location facility located in San Diego, California. The Company does not control the operation of this facility, and it is vulnerable to damage or interruption in the event the third-party co-location facility fails.

Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”), No. 104, Revenue Recognition in Financial Statements and Emerging Issues Task Force (“EITF”), Issue No. 00-21, Accounting For Revenue Arrangements with Multiple Deliverables.

     Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer (in the case of subscription services, revenue recognition commences when the customer has been given access to the service); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the fees is probable.

     Subscription revenues are recognized over the term of the related service periods. Support revenues are included in subscription revenues, and are recognized over the term of the related contract as these services are considered to be inseparable from the subscription service. These arrangements do not contain rights of return or other refund provisions. Subscription revenues that are invoiced and paid in advance of delivery of the service are recorded as deferred revenue.

     Advertising revenue is recognized based on actual delivery of advertisements over the period in which the related advertisements are displayed.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, are comprised of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

Investments

     Management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Short term investments are classified as available for sale. The Company defines short term investments as income yielding securities that can readily be converted to cash. These securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income. Declines in the fair value of these securities judged to be other than temporary, if any, are included in interest expense. Interest and dividends on available for sale securities are included in interest income. In addition to its investment securities which are available for sale, the Company has investment securities which it intends to hold to maturity. These consist primarily of U.S. federal agency notes, certificates of deposit, auction rate preferred securities and mortgage backed securities. Held to maturity investments are carried at amortized cost, which approximates fair value.

     The Company regularly monitors and evaluates the realizable value of its investments to assess for other than temporary declines in value. Management believes no such declines in value exist at December 31, 2004.

Accounts Receivable

     The Company’s accounts receivable are derived from a large number of direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. At December 31, 2003 and 2004, the allowance for potential credit losses was $553,000 and $407,000, respectively. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates.

WEBSIDESTORY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Commissions

     The timing of commission payments varies but typically 50% of the commissions are paid 30 days after access to the services are provided. The balance of the commissions is generally paid in 12 monthly installments. Deferred commissions are the incremental direct cost of sales commissions paid to the Company’s direct sales force. The deferred commission amounts are recoverable through the future revenue streams under non-cancelable customer contracts; therefore, the commissions are deferred and amortized over the non-cancelable terms of the related customer contracts.. Deferred commissions are included in prepaid and other assets in the accompanying consolidated balance sheets. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations.

     Deferred commissions as of December 31, 2003 and 2004 were $162,000 and $313,000, respectively.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computers, equipment and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the estimated useful life of 7 years or the remaining lease term

     Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation or amortization are removed and the gain or loss is recorded.

     Repair and maintenance costs are expensed in the period incurred.

Impairment of Long-Lived Assets

     The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

Software and Website Development Costs

     The Company capitalizes qualifying software and website development costs, which are incurred during the application development stage, and amortizes them over their estimated useful lives, which are generally two to three years. The Company capitalized $0, $105,000 and $185,000 during the years ended December 31, 2002, 2003 and 2004, respectively. Capitalized software and website development costs are included in other assets in the accompanying consolidated balance sheets. Amortization expense, recorded as research and development expense, totaled $1,000, $23,000, and $58,000 during the years ended December 31, 2002, 2003 and 2004, respectively.

Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events, including foreign currency translation adjustments and unrealized gains and losses on available for sale investments. The Company presents comprehensive income (loss) in its consolidated statements of stockholders’ equity.

Accounting for Stock-Based Compensation

WEBSIDESTORY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The Company measures compensation expense for its employee and director stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. Stock-based compensation is amortized over the related service periods using an accelerated graded method in accordance with Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”) Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan.

     Had compensation expense for employee stock options been determined based on the fair value of the options on the date of grant, the Company’s net income (loss) would have been as follows (in thousands, except per share data):

	Year Ended December 31,
	2002	2003	2004
Net income (loss) — as reported	$(2,542)	$(1,867)	$1,758
Add: Stock-based employee compensation as reported in the statements of operations	295	1,345	882
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(357)	(1,359)	(1,046)

Pro forma net income (loss)	$(2,604)	$(1,881)	$1,594

Pro forma net (loss) attributable to common stockholders	$(3,971)	$(3,447)	$(1,121)

Net (loss), per share attributable to common stockholders — basic and diluted:
As reported	$(1.03)	$(0.86)	$(0.13)
Pro forma	$(1.03)	$(0.86)	$(0.15)

     The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. The Company’s employee options have characteristics significantly different from those of freely traded options, and changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options. The Company recently completed its initial public offering (Note 4) and has a relatively short history to determine expected volatility based on historical performance of its traded common stock. As a private company the Company used 0% volatility. Due to the relatively short public trading of the Company’s common stock, the historical volatility for options granted in the forth quarter of 2004 of 31.32% may not be indicative of future results. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Year Ended December 31,
	2002	2003	2004
Expected Life	3.5 years	3.3 years	3.9 years
Risk-free interest rate	3.50%	1.90%	2.95%
Expected volatility	0%	0%	16.31%
Expected dividend yield	0%	0%	0%

Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Weighted average shares exclude shares of common stock subject to lapsing repurchase rights by the Company. Diluted earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period increased to include dilutive potential common shares that were outstanding during the period. The dilutive effect of outstanding stock options is reflected in diluted earnings per share calculated using the treasury stock method. The Company has excluded all convertible redeemable preferred stock, outstanding stock options and unvested common stock subject to repurchase from the calculation of diluted loss per share for the years ended December 31, 2002, 2003 and 2004 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per share for the years ended December 31, 2002, 2003 and 2004 are detailed in the following table:

WEBSIDESTORY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2002	2003	2004
Potential common shares excluded from diluted loss per share:
Unvested common stock	—	307,227	285,200
Convertible redeemable preferred stock	5,634,131	5,634,131	4,225,598
Options and warrants	76,823	490,783	1,084,220

Total	5,710,954	6,432,141	5,595,018

     The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2002, 2003 and 2004 and (in thousands, except share and per share data):

	Year Ended December 31,
	2002	2003	2004
Numerator:
Net loss attributable to common stockholders	$(3,909)	$(3,433)	$(957)
Denominator:
Basic and diluted loss per share — adjusted weighted average shares outstanding	3,806,550	4,001,979	7,300,809
Loss per share — basic and diluted:	$(1.03)	$(0.86)	$(0.13)

     The amount of accretion related to the amortization of the discount on the redeemable preferred stock was $1,367,000, $1,566,000 and $1,326,000 for the years ended December 31, 2002, 2003 and 2004. The amount of the unamortized discount on the redeemable preferred stock on the date of its redemption of October 1, 2004 was recorded as a dividend in arriving at net loss attributable to common stockholders in the amount of $1,389,000.

Income Taxes

     The Company provides for income taxes utilizing the liability method. Under the liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in the computation of the income tax provision during the period such changes are enacted. In connection with the Company’s initial public offering, the Company triggered a change in control resulting in annual limitations on the amount of the historical net operating losses that can be utilized to offset future taxable income.

Warranties and Indemnification

     The Company warrants certain levels of uptime reliability and permits its customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. The Company has rarely provided any such credits or termination rights.

     The Company’s subscription agreements generally require the Company to indemnify its customers for third party intellectual property infringement claims.

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

Advertising Expenses

     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2002, 2003 and 2004 totaled $1,000, $5,000 and $268,000, respectively, and are included in sales and marketing expense.

WEBSIDESTORY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Split

     Stockholders’ equity has been restated for all periods presented to give retroactive recognition to the 1-for-3.5 reverse stock split that the Company affected in 2004 in connection with its initial public offering. All shares and per share amounts in the consolidated financial statements have been retroactively restated to reflect the reverse stock split.

Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation. These balances related to costs associated with the Company’s European operations, such as accounting, legal and bad debt expense that were previously reported as sales and marketing expense and have been reclassified as general and administrative expense for all years presented.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, or SFAS No. 123R. SFAS No. 123R, which will be effective for the fiscal third quarter of 2005, requires that employee stock-based compensation is measured based on its fair value on the grant date and is treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R applies to all employee equity awards granted after adoption and to the unvested portion of equity awards outstanding as of adoption. The Company currently anticipates adopting SFAS No. 123R using the modified-prospective method effective July 1, 2005. While the Company is currently evaluating the impact on the consolidated financial statements of the adoption of SFAS No. 123R, it anticipates that the adoption of SFAS No. 123R will have a significant impact on the results of operations for 2005 and future periods.

3. Composition of Certain Balance Sheet Captions

Investments

     Short-term and long term investments consist of the following (in thousands):

	Current		Long Term
	2003	2004	2003	2004
Held to maturity

Certificates of Deposits	$—	$3,014	$—	$1,244
Federal Agencies	—	—	—	7,432

	$—	$3,014	$—	$8,676

Available for sale

Auction rate securities	$—	$13,309	$—	$—

Total investments	$—	$16,323	$—	$8,676

     The Company’s available for sale securities consist of auction rate securities with a fair value equal to the carrying value of each security resulting in no unrealized gain or loss being recorded as a component of other comprehensive income (loss) as of December 31, 2004. The Company’s held to maturity securities are recorded at amortized cost and the Company has the intent and ability to hold these securities to maturity. The fair value of these securities as of December 31,2004 was $3,006,000 and $8,612,000 for the short term and long term investments, respectively. All of the long term securities have original maturity dates between one and two years.

Accounts Receivable

WEBSIDESTORY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The following table sets forth the components of accounts receivable (in thousands):

	December 31,	December 31,
	2003	2004
Accounts receivable:
Trade accounts receivable	$2,810	$4,111
Allowance for doubtful accounts	(553)	(407)

	$2,257	$3,704

     The following table sets forth the activity within the allowance for doubtful accounts (in thousands):

	December 31,	December 31,	December 31,
	2002	2003	2004
Allowance for doubtful accounts:
Beginning Balance	$581	$597	$553
Bad Debt Provision	330	274	28
Write Off	(314)	(325)	(192)
Write Off Recoveries	—	7	18

Ending Balance	$597	$553	$407

Prepaid expenses and other current assets

     The following table sets forth the components of prepaid expenses and other current assets (in thousands):

	December 31,	December 31,
	2003	2004
Prepaid expenses and other current assets:
Deferred tax assets	$101	$37
Deferred commissions	162	313
Other prepaid expenses	170	484

	$433	$834

WEBSIDESTORY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fixed Assets

     The following table sets forth the components of property and equipment (in thousands):

	December 31,	December 31,
	2003	2004
Property and equipment:
Computers and office equipment	$6,383	$7,777
Furniture and fixtures	859	1,042
Leasehold improvements	452	466

	7,694	9,285
Accumulated depreciation and amortization	(6,450)	(7,401)

	$1,244	$1,884

     The Company leases certain computer and office equipment under capital leases. As of December 31, 2003 and 2004, $132,000 and $253,000 of such equipment is included in property and equipment, respectively. Accumulated amortization relating to this equipment totaled $114,000 and $134,000 at December 31, 2003 and 2004, respectively.

Other Assets

     Other assets consist of the following (in thousands):

	December 31,	December 31,
	2003	2004
Other assets:
Capitalized software and website development costs, net of accumulated amortization of $23 and $81, respectively	$82	$210
Long-term deposits	144	131

Total	$226	$341

Accrued Expenses and Other Current Liabilities

     The following table sets forth the components of accrued liabilities (in thousands):

	December 31,	December 31,
	2003	2004
Accrued liabilities:
Accrued bonuses and commissions	$554	$844
Accrued payroll and vacation	285	501
Accrued sales tax	114	262
Other accrued expenses	101	476

	$1,054	$2,083

4. Initial Public Offering

     On October 1, 2004, the Company completed the sale of 5,000,000 shares of the Company’s common stock at the initial offering price to the public of $8.50 per share. A total of $42,500,000 in gross proceeds was raised in the initial public offering. After deducting the underwriting discount of $2,975,000 and offering expenses of $1,438,000, net proceeds were $38,087,000. In connection with the initial public offering, the Company amended and restated its certificate of incorporation. The amended and restated certificate of incorporation authorized the Company to issue two classes of stock to be designated, respectively, Common Stock, par value $0.001 per share, and Preferred Stock, par value $0.001 per share. The total number of shares the Company shall have the authority to issue is 85,000,000 shares, 75,000,000 shares of which shall be Common Stock and 10,000,000 shares of which shall be Preferred Stock.

WEBSIDESTORY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     In connection with and upon closing of the Company’s initial public offering, the following events occurred:

•	The Company’s 2004 equity incentive plan came into effect on the first trading day of the Company’s common stock, September 28, 2004.

•	On October 1, 2004, the effective date of the offering, the convertible redeemable preferred stock of the Company converted into 5,634,131 shares of common stock of the Company. The warrant to purchase series D convertible redeemable preferred stock converted into a warrant to purchase 303,537 shares of the Company’s common stock. In connection with the conversion, all rights and preferences of the convertible redeemable preferred stock terminated.

•	The Company redeemed the redeemable preferred stock resulting in $16,750,000 of the proceeds being paid out to the holders of the redeemable preferred stock on October 1, 2004. The related unamortized discount of $1,389,000 on the redeemable preferred stock was charged to additional paid in capital as a constructive dividend to the redeemable preferred holders.

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

5. Restricted Stock

     On April 1, 2003, the Company and its new chief executive officer (“new CEO”) entered into a common stock purchase agreement in which the new CEO purchased 571,428 shares of common stock at a purchase price of $0.0035 per share. Of the 571,428 shares purchased, 142,857 shares were fully vested at the purchase date. The remaining 428,571 shares purchased are subject to the Company’s right to repurchase such shares at the original purchase price in the event the new CEO’s employment with the Company terminates. The Company measured total unearned stock-based compensation of $742,000 based on an April 1, 2003 common stock fair value of $1.30 per share. This amount is being amortized over the vesting term using an accelerated method in accordance with FIN 28. Amortization of stock-based compensation expense of $440,000 and $201,000 was recorded during the years ended December 31, 2003 and 2004, respectively.

     On July 29, 2003, the Company and its general counsel entered into a common stock purchase agreement in which the general counsel purchased 158,181 shares of common stock at a purchase price of $0.0035 per share. Of these shares, 105,714 shares were immediately vested on July 29, 2003. The remaining 52,467 shares of restricted stock are subject to the Company’s right to repurchase such shares at the original purchase price in the event the general counsel’s employment with the Company terminates. The Company measured total unearned stock-based compensation of $369,000 based on a July 29, 2003 common stock fair value of $2.35 per share, which is being amortized over the vesting term using an accelerated graded method in accordance with FIN 28. Amortization of stock-based compensation expense of $286,000 and $66,000 was recorded during the years ended December 31, 2003 and 2004, respectively.

6. Warrants

     In April 2003, the Company granted the new CEO a warrant to purchase series D convertible redeemable preferred stock (Series D Warrant). The Series D Warrant converted, in connection with the Company’s initial public offering, into a common stock warrant (“Warrant”) to purchase 303,537 shares of the Company’s common stock. with an exercise price of $0.000001 per share. The Warrant becomes exercisable as to 25% of the shares subject to the warrant on the first anniversary of the date of commencement of the new CEO’s employment with the Company and will become exercisable as to the remaining shares subject to the Warrant in equal monthly installments over the three years thereafter, subject to the new CEO’s continued employment on such dates. The Company measured total unearned stock-based compensation of $764,000 representing the fair value of the Warrant as of the date of grant. This amount is being amortized over the vesting term using an accelerated graded method in accordance with FIN 28. Amortization of stock-based compensation expense of $298,000 and $255,000 was recorded during the years ended December 31 2003 and 2004, respectively.

     The Company had the following common stock warrants outstanding and exercisable as of December 31, 2003 and 2004 associated with its previous borrowings with a commercial bank:

WEBSIDESTORY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Number of Shares	Expiration Date	Exercise Price
2,857	March 2005	$37.80
66,240	February 2006	$2.27
34,504	April 2006	$5.11
103,601

     The fair value of these warrants was calculated and recorded as a deferred facility fee and amortized to interest expense over the life of the loan. There was no ongoing arrangement or outstanding debt with this bank as of December 31, 2003 and 2004.

7. Common Stock

     As of December 31, 2003, 43,128,211 shares of common stock were authorized and 4,577,437 shares were issued and outstanding. In connection with the initial public offering effective on October 1, 2004, the Company increased the number of authorized common stock to 75,000,000 shares and 15,624,856 were issued and outstanding as of December 31, 2004.

8. Stock Option Plans

     The Company adopted the 2004 Equity Incentive Award Plan (“2004 Plan”), effective on September 28, 2004, which authorized the Company to initially issue up to 2,100,000 shares of common stock. Commencing on January 1, 2005 and on each January 1,thereafter during the initial ten-year term of the 2004 Plan, the number of shares of common stock that may be issued pursuant to awards granted under the 2004 Plan shall be automatically increased by that number of shares equal to the least of (1) four percent of the outstanding shares of common stock on such date, (2) 1,000,000 shares or (3) a lesser amount determined by the Company’s board of directors.

     The 2004 Plan replaced the existing 2000 equity incentive plan (“2000 Plan”) but all awards outstanding under the 2000 Plan as of the effective date of the 2004 Plan shall remain outstanding and exercisable pursuant to the terms of the 2000 Plan and the terms of such individual grants, but no additional awards will be granted under the 2000 Plan. On September 28, 2004 the Company filed a Registration Statement on Form S-8 to register with the Securities and Exchange Commission 1,149,999 shares of common stock for the options outstanding under the 2000 Plan and 4,100,000 shares of common stock available for issuance under the 2004 Plan (this number includes 2,000,000 shares of common stock that will become issuable over the next two years pursuant to the evergreen provision in the 2004 Plan, as described above). The 2004 Plan provides for awards consisting of stock options, restricted stock, stock appreciation rights, performance awards, dividend equivalents, stock payments, restricted stock units and other stock related benefits, or any combination thereof

     In the event of a change of control, as defined in the 2004 Plan and 2000 Plan (collectively the “Plans”) where the acquirer does not assume or replace awards granted under the Plans, such awards that are held by participants whose employment or service with the Company has not terminated will be subject to accelerated vesting such that 100% of such awards will become vested and exercisable or payable, as applicable. All awards under the Plans that are not exercised prior to the change of control will terminate.

     Vesting provisions and other terms and conditions are determined by the compensation committee at the time of grant. Options granted under the Plans generally vest over four years. Options generally expire ten years from the date of grant. The Company recorded total unearned stock-based compensation of $504,000 for the period ended December 31, 2004 based on the intrinsic value at the time of the grants, which is being amortized over the vesting term using an accelerated graded method in accordance with FIN 28. Amortization of stock-based compensation expense under the Plans of $295,000, $320,000 and $360,000 was recorded during the years ended December 31 2002, 2003 and 2004, respectively.

     Stock option transactions under the Plans are summarized as follows:

WEBSIDESTORY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Weighted-
		Average
	Options	Exercise
	Outstanding	Prices
Balance at December 31, 2001	692,315	$4.17
Granted	519,931	0.84
Exercised	(1,982)	0.84
Forfeited	(145,673)	2.93

Balance at December 31, 2002	1,064,591	2.73
Granted	362,771	0.84
Exercised	(40,710)	0.84
Forfeited	(297,208)	3.32

Balance at December 31, 2003	1,089,444	2.00
Granted	1,053,321	7.54
Exercised	(404,717)	1.04
Forfeited	(99,241)	4.88

Balance at December 31, 2004	1,638,807	5.62

Options exercisable at December 31, 2004	405,795	3.31
Options exercisable at December 31, 2003	614,314	2.71
Options exercisable at December 31, 2002	352,664	$5.22

     The weighted-average grant-date fair value per share of options granted for the years ended December 31, 2002, 2003 and 2004 was as follows:

	Year Ended December 31,
	2002	2003	2004
Weighted-average fair value:
Options granted below fair value	$—	$1.40	$1.92
Options granted above fair value	—	—	0.21
Options equal to fair value	0.11	—	2.66
Weighted-average exercise price:
Options granted at or below fair value	0.84	0.84	7.59
Options granted above fair value	$—	$—	$6.74

WEBSIDESTORY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The following table summarizes information about all options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.84	530,683	7.7	$0.84	297,734	$0.84
1.89	5,421	6.6	1.89	4,730	1.89
4.90	48,813	5.0	4.90	43,456	4.90
5.25	379,686	9.2	5.25	—	—
8.00	50,431	9.7	8.00	—	—
8.50	390,714	9.7	8.50	—	—
9.52	28,750	5.3	9.52	28,678	9.52
10.20	33,174	6.3	10.20	—	—
10.25	35,000	9.8	10.25	—	—
10.50	18,138	9.5	10.50	—	—
10.92	892	5.4	10.92	892	10.92
11.22	5,000	9.9	11.22	—	—
11.45	8,500	9.9	11.45	—	—
11.61	7,500	9.9	11.61	—	—
11.75	2,000	9.9	11.75	—	—
11.92	43,000	9.9	11.92	—	—
12.46	800	10.0	12.46	—	—
12.76	10,000	9.9	12.76	—	—
12.93	4,000	9.9	11.93	—	—
13.10	6,000	10.0	13.10	—	—
14.56	20,027	5.5	14.56	20,027	14.56
28.00	7,175	4.0	28.00	7,175	28.00
30.80	3,103	5.5	30.80	3,103	30.80

	1,638,807	8.7	$5.62	405,795	$3.31

     During the period between January 1, 2003 and December 31, 2004, the Company granted stock options and restricted stock awards with exercise prices as follows:

				Weighted
		Weighted	Weighted	Average
	Number	Average	Average Fair	Intrinsic
	of Shares	Exercise	Value Per	Value Per
Grants Made During Quarter Ended	Granted	Price	Share	Share
March 31, 2003	57,142	$0.84	$1.18	$0.34
June 30, 2003	800,527	$0.24	$1.47	$1.23
September 30, 2003	224,142	$0.25	$2.38	$2.13
December 31, 2003	10,569	$0.84	$3.84	$3.00
March 31, 2004	262,926	$5.16	$5.55	$0.39
June 30, 2004	181,421	$5.51	$7.98	$2.47
September 30, 2004	451,143	$8.49	$8.45	$—
December 31, 2004	157,831	$11.13	$11.13	$—

     The intrinsic value per share, which is the difference between the fair value per share and the exercise price, is being recognized as compensation expense over the applicable vesting period. The fair value of common stock was determined on a retrospective basis for all grants prior to the Company’s initial public offering on October 1, 2004.

9. Qualified Retirement Plan

     The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan at its sole discretion. As of December 31, 2004, the Company has not made any matching contributions into the savings plan. Beginning in 2005 the Company began a 50% match of up to 4% of the employee’s contributions.

10. Commitments and Contingencies

WEBSIDESTORY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The Company leases its office facilities and office equipment under non-cancelable operating lease arrangements that expire on various dates through January 2007 and, with respect to the office leases, contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $1,245,000, $1,228,000 and $1,048,000 during 2002, 2003 and 2004, respectively. Rent expense for the year ended December 31, 2002, 2003 and 2004 was net of sublease income of $678,000, $720,000 and $744,000, respectively.

     From time to time, the Company is subject to various legal proceedings in the ordinary course of our business. The Company investigates these claims as they arise.

WEBSIDESTORY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Future minimum lease payments and sublease income under non-cancelable operating lease arrangements are as follows at December 31, 2004 (in thousands):

	Gross	Sublease	Net
	Payments	Income	Payments
Year Ending December 31,
2005	$1,779	$768	$1,011
2006	1,807	786	1,021
2007	45	20	25

Total minimum payments	$3,631	$1,574	$2,057

11. Income Taxes

     The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Current
Federal	$(21)	$—	$25
State	2	2	2
Foreign	—	68	21

	(19)	70	48

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	(101)	(2)

	—	(101)	(2)

	$(19)	$(31)	$46

     Deferred tax assets and liabilities are comprised of the following (in thousands):

	2002	2003	2004
Deferred tax assets
Accrued bonuses and vacation	$120	$159	$96
Allowance for doubtful accounts	218	211	108
Stock-based compensation related to nonstatutory stock options	86	594	925
Capitalized legal, net of amortization	—	26	—
Depreciation and amortization	352	433	152
Net operating loss carryforward	4,961	5,191	4,677
Federal research and development credits	166	241	251
Other	268	158	239

	6,171	7,013	6,448

Deferred tax liabilities

Capitalized software and website development costs	—	(42)	(83)

	6,171	6,971	6,365
Valuation allowance	(6,171)	(6,870)	(6,328)

	$—	$101	$37

     The Company has established a valuation allowance against its domestic deferred tax assets as it is more likely than not that these assets will not be realized.

     At December 31, 2004, the Company had a federal net operating loss carryforward of approximately $12,754,000 and a state net operating loss carryforward of approximately $5,851,000, which may be available to offset future taxable income. The federal net operating loss carryforwards will begin to expire in 2019. The state net operating loss carryforwards will begin to expire in 2006. Additionally, the Company had federal research and development tax credits of $166,000 and state research and tax credits of $107,000. The federal research and development tax credits will begin to expire in 2016. Pursuant to Section 382 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards will be limited as a result of the change of

WEBSIDESTORY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

control that occurred upon the Company’s initial public offering. However, based on the annual limitation available and projected taxable income, it is not expected that the change in ownership will impact the Company’s cash tax payments

     A reconciliation of the income tax expense (benefit) computed using the U.S. federal statutory tax rate (34%) and the Company’s provision for income taxes follows (in thousands):

	2002	2003	2004
Computed expected federal tax expense	$(871)	$(666)	$611
State taxes, net of federal benefit	(133)	(90)	129
Stock-based compensation expense	78	23	(30)
Other	(19)	3	69
Valuation allowance	926	699	(733)

	$(19)	$(31)	$46

12. Subsequent Events

     On February 8, 2005 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Avivo Corporation, a California corporation (“Avivo”). Under the terms of the Merger Agreement, the Company plans to issue approximately 3.1 million shares of common stock and options and pay approximately $4.3 million in cash, in exchange for the outstanding capital stock and options of Avivo.

     The consideration described above is subject to an escrow arrangement where approximately 19% of the Company’s common stock and cash will be held back to secure indemnification obligations for a period of 15 months from the closing (with a portion extended to up to 24 months). Avivo’s shareholders also have the right to receive an earn-out payment based on achievement of certain revenues by Avivo in the 15-month period following the closing, with such payment not to exceed $4.1 million. The Company has also agreed to issue, pursuant to its existing equity incentive plan, options to purchase an aggregate of 450,000 shares of common stock to certain employees of Avivo.

     A substantial portion of the shares of the Company’s common stock issued in connection with this transaction are subject to lock-up agreements. The shares subject to these lock-up restrictions will be released in approximately four equal tranches on a quarterly basis following the public announcement of the Company’s financial results for the coming quarters, with the first such release following the public announcement of the Company’s financial results for the first quarter of 2005.

     The above transaction contains certain closing conditions for the Company and Avivo, including the receipt of a determination by the Commissioner of the California Department of Corporations as to the fairness of the transaction and approval of the transaction by the requisite vote of the shareholders of Avivo.

Index to Exhibits

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Registration Rights Agreement, as amended, by and among the Company and certain investors set forth therein, dated June 18, 1999.

4.3(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Bancorp, dated March 27, 2000.

4.4(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Bancorp, dated February 2, 2001.

4.5(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Creditcorp, dated April 30, 2001.

4.6(1)+	Warrant to Purchase Series D Convertible Preferred Stock by and between the Company and Jeffrey W. Lunsford, dated April 1, 2003.

10.1(1)+	Amended and Restated 2000 Equity Incentive Plan.

10.2(2)+	2004 Equity Incentive Award Plan and Form of Option Grant Agreement.

10.3(1)+	Common Stock Purchase Agreement between the Company and Jeffrey W. Lunsford, dated April 1, 2003.

10.4(1)+	Common Stock Purchase Agreement between the Company and Michael S. Christian, dated July 29, 2003.

10.5(1)+	Amended and Restated Employment Agreement between the Company and Jeffrey W. Lunsford, dated July 21, 2004.

10.6(1)+	Offer Letter between the Company and Thomas D. Willardson, dated March 23, 2004.

10.7(1)+	Offer Letter between the Company and Rand Schulman, dated May 15, 2003.

10.8(1)+	Transition Agreement between the Company and John J. Hentrich, dated March 31, 2003.

10.9(1)+	Offer Letter between the Company and Christopher Reid, dated February 12, 2003.

10.10(1)+	Amendment to Employment Agreement between WebSideStory Holding B.V. and Daniel Guilloux, dated November 15, 2002.

10.11(1)+	Employment Agreement between WebSideStory Holding B.V. and Daniel Guilloux, dated as of July 1, 2000.

10.12(1)+	Confidentiality Agreement and Terms of Employment between the Company and Michael S. Christian, dated April 25, 2000.

10.13(1)+	Form of Indemnification Agreement between the Company and the persons listed on Schedule A thereto.

Exhibit
Number	Description

10.14(1)+	Form of Change of Control Agreement between the Company and the persons listed on Schedule A thereto.

10.15(1)+	Change of Control Agreement between the Company and Thomas D. Willardson, dated July 21, 2004.

10.16(1)	Terms for Delivery of Service and Customer Order Summary between the Company and Level (3) Communications, Inc., dated November 20, 2001.

10.17(1)	Addendum to Terms for Delivery of Service between the Company and Level (3) Communications, Inc., dated November 20, 2001.

10.18(1)	Office Lease between the Company and LNR Seaview, Inc., dated August 23, 1999.

10.19(1)	First Amendment to Office Lease between the Company and LNR Seaview, Inc., dated July 3, 2001.

10.20(1)	Sublease between the Company and RF Magic, Inc., dated July 3, 2001.

10.21(1)	Sublease between the Company and Avexus, Inc., dated July 6, 2001.

10.22(1)	Addendum to Sublease between the Company and Avexus, Inc., dated April 18, 2002.

10.23(1)	Amendment to Sublease between the Company and RF Magic, Inc., dated September 10, 2003.

10.24(1)†	Revised Master Service Agreement among the Company, Buena Vista Internet Group, ESPN Internet Ventures, ABCNews Internet Ventures, Infoseek Corporation, ABC Multimedia, Inc. and Walt Disney Parks & Resorts Online dated August 29, 2003.

10.25(1)†	Amendment to Revised Master Service Agreement among the Company, Buena Vista Internet Group, ESPN Internet Ventures, ABCNews Internet Ventures, Infoseek Corporation, ABC Multimedia, Inc. and Walt Disney Parks & Resorts Online dated March 31, 2004.

10.26(1)†	Patent Cross-License Agreement between the Company and NetIQ Corporation dated December 12, 2003.

10.27(1)†	Salesforce.com JoinForces Product Alliance Program Agreement, dated May 21, 2004, between the Company and Salesforce.com, Inc.

10.28(1)	Second Addendum to Terms for Delivery of Service between the Company and Level (3) Communications, Inc., dated April 4, 2003.

21.1(1)	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14and 15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of WebSideStory, Inc. (Registration

No. 333-115916) filed with the Securities and Exchange Commission on September 17, 2004.

(2)	Incorporated by reference to the Registration Statement on Form S-8 of WebSideStory, Inc. (Registration No. 333-119350) filed with the Securities and Exchange Commission on September 28, 2004.

†	WebSideStory, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of WebSideStory, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.