Form 10-Q
period 2005-03-31
WEBSIDESTORY INC
filed 2005-05-06
CIK 1091158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 0-31613

WEBSIDESTORY, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0727173 (I.R.S. Employer Identification No.)

10182 Telesis Court, 6th Floor, San Diego, CA (Address of principal executive offices)	92121 (Zip Code)

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

     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 31, 2005 was 15,638,279.

WEBSIDESTORY, INC.

FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I — FINANCIAL INFORMATION

WEBSIDESTORY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
	Unaudited	Unaudited
Assets
Current assets
Cash and cash equivalents	$7,722	$5,710
Investments	14,305	16,323
Accounts receivable, net	3,885	3,704
Prepaid expenses and other current assets	1,453	834

Total current assets	27,365	26,571
Property and equipment, net	1,895	1,884
Investments	9,514	8,676
Other assets	648	341

	$39,422	$37,472

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$710	$307
Accrued liabilities	2,269	2,083
Deferred revenue	6,456	6,364
Capital lease short term	20	18
Note payable	109	27

Total current liabilities	9,564	8,799
Deferred rent	287	320
Capital lease long term	92	100
Other liabilities	54	54

Total liabilities	9,997	9,273

Commitments and contingencies
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 15,638,279 and 15,624,856 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	16	16
Additional paid in capital	82,945	82,895
Unearned stock-based compensation	(594)	(779)
Accumulated other comprehensive income	250	281
Accumulated deficit	(53,192)	(54,214)

Total stockholders’ equity	29,425	28,199

	$39,422	$37,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBSIDESTORY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three months ended
	March 31,	March 31,
	2005	2004
	Unaudited	Unaudited
Revenues
Subscriptions	$6,946	$4,966
Advertising	11	74

Total revenues	6,957	5,040

Cost of revenues
Cost of revenue	998	750
Stock-based compensation	2	5

Total cost of revenues	1,000	755

Gross profit	5,957	4,285

Operating expenses
Sales and marketing	2,944	2,162
Technology development	787	1,008
General and administrative	1,152	707
Stock-based compensation (*)	180	267

Total operating expenses	5,063	4,144

Income from operations	894	141

Interest expense	(2)	—
Interest income	183	17

Income before provision for income taxes	1,075	158

Provision for income taxes	53	30

Net income	$1,022	$128

Accretion of discount on redeemable preferred stock	—	(398)

Net income (loss) attributable to common stockholders	$1,022	$(270)

Net income (loss) per share attributable to common shareholders:
Basic	$0.07	$(0.06)
Diluted	$0.06	$(0.06)

Weighted average number of shares used in per share amounts
Basic	15,446,842	4,463,183
Diluted	16,921,915	4,463,183

(*) Stock-based compensation
Sales and marketing	$34	$12
Technology development	2	60
General and administrative	144	195

	$180	$267

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBSIDESTORY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	March 31,	March 31,
	2005	2004
	Unaudited	Unaudited
Cash flows from operating activities
Net income	$1,022	$128
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	288	230
Bad debt provision	9	30
Stock-based compensation	182	272
Changes in operating assets and liabilities:
Accounts receivable	(233)	(489)
Prepaid expenses and other assets	(970)	(62)
Accounts payable and accrued liabilities	682	376
Deferred revenue	171	1,050
Deferred rent	(33)	(19)
Other liabilities	16	—

Net cash provided by operating activities	1,134	1,516

Cash flows from investing activities
Purchase of investments	(1,930)	—
Maturities of investments	3,111	—
Purchase of property and equipment	(269)	(349)

Net cash provided by (used in) investing activities	912	(349)

Cash flows from financing activities
Exercise of stock options and warrants	53	281
Payments on capital lease	(5)	(5)
Payments on note payable	(7)	—

Net cash provided by financing activities	41	276

Effect of exchange rate changes on cash	(75)	(40)

Net increase in cash and cash equivalents	2,012	1,403

Cash and cash equivalents at beginning of period	5,710	5,690

Cash and cash equivalents at end of period	$7,722	$7,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

WebSideStory, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. The Company

Nature of Business

     WebSideStory, Inc. (the “Company”) was founded and commenced operations in September 1996. The Company is a leading provider of on-demand web analytics services. The Company’s services, including its primary service, HBX, are used by customers to better understand how Internet users respond to website design and content, online marketing campaigns and e-commerce offerings. These services are provided to customers for a fee, which is either fixed or based on the actual number of web sites and total page views and transactions analyzed by the Company’s services. Contracts for subscription services typically range in duration from one to three years.

     The Company’s business consists of a single reportable segment. To pursue the sale of its products and services in international markets, the Company established wholly owned subsidiaries in France (February 2000), the Netherlands (August 2000) and the United Kingdom (April 2003).

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying condensed consolidated balance sheet as of March 31, 2005 and the condensed consolidated statement of operations and cash flows for the three months ended March 31, 2005 and 2004 and the related condensed footnote disclosures are unaudited. These condensed statements and the related condensed notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K and include all adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2005, its results of operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

Concentration of Credit Risk and Significant Customers and Suppliers

     The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term marketable securities, certain long-term investments and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

     The Company’s accounts receivable and net revenue are derived from a large number of direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. At March 31, 2005 and December 30, 2004, the allowance for potential credit losses was $395,000, and $407,000, respectively. The Company had no revenue generated from a single customer who accounted for more than 10% of revenue for the three months ended March 31, 2005 or 2004.

     As of March 31, 2005 and December 31, 2004, assets located outside the United States were 12% and 10% of total assets, respectively. Revenue for the three months ended March 31, 2005 and 2004, outside the United States were as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2005	2004

United States	$5,668	$4,285
Europe	1,289	755

	$6,957	$5,040

Software and Website Development Costs

     The Company capitalizes qualifying software and website development costs, which are incurred during the application development stage, and amortizes them over their estimated useful lives. The Company capitalized $337,000 and $0 during the three months ended March 31, 2005 and 2004, respectively. Capitalized software and website development costs are included in other assets in the accompanying condensed consolidated balance sheets. Amortization expense totaled $33,000 and $9,000 during the three months ended March 31, 2005 and 2004, respectively.

Comprehensive Income

     Comprehensive income consists of accumulated other comprehensive income (loss) and net income. Accumulated other comprehensive income (loss) includes certain changes in equity that are excluded from net income. Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive income (loss). Total comprehensive income consists of the following (in thousands):

	March 31,	March 31,
	2005	2004
Comprehensive income
Net income	$1,022	$128

Other comprehensive income (loss)
Foreign currency translation	31	(40)

Total other comprehensive income (loss)	31	(40)

	$1,053	$88

Accounting for Stock-Based Compensation

     The Company measures compensation expense for its employee and director stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. Stock-based compensation is amortized over the related service periods using an accelerated graded method in accordance with Financial Accounting Standards Board (“FASB”) No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan.

     Had compensation expense for employee stock options been determined based on the fair value of the options on the date of grant, the Company’s net income (loss) would have been as follows (in thousands, except per share data):

	Three months ended
	March 31,	March 31,
	2005	2004
Net income (loss) attributable to common stockholders — as reported	$1,022	$(270)
Add: Stock-based employee compensation as reported in the statements of operations	182	272
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(482)	(280)

Pro forma net income (loss) attributable to common stockholders	$722	$(278)

Net income (loss) per share attributable to common stockholders
basic — as reported	$0.07	$(0.06)
diluted — as reported	$0.06	$(0.06)

basic — pro forma	$0.05	$(0.06)
diluted — pro forma	$0.04	$(0.06)

     For purposes of the above pro forma calculation, the value of each option granted was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three months ended
	March 31,	March 31,
	2005	2004

Risk-free interest rate	3.42%	2.42%
Expected volatility	27.71%	0%
Expected life (in years)	3.5	3.5
Dividend yield	0%	0%

Earnings (loss) per share

     In July 2004, the Company adopted Emerging Issues Task Force (“EITF”) No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share. The consensus required the use of the two-class method in the calculation and disclosure of basic earnings per share and provided guidance on the allocation of earnings and losses for purposes of calculating basic earnings per share.

     Certain classes of preferred stock previously outstanding were entitled to participate in cash dividends in preference to common stock. For purposes of calculating basic earnings per share, undistributed earnings were allocated first to participating preferred stock up to the stated preferential dividend and any excess dividend distribution is allocated to common and participating preferred shares on a pro rata basis. Basic earnings per share was determined by dividing net income available to common and participating stockholders by the weighted average number of common and participating shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if options to issue common stock or conversion rights of preferred stocks were exercised. In periods in which the inclusion of such instruments was anti-dilutive, the effect of such securities was not given consideration.

     The Company has excluded all convertible redeemable preferred stock, outstanding stock options and unvested common stock subject to repurchase from the calculation of diluted loss per share for the thee months ended March 31, 2004 because such securities are anti-dilutive for that period. The total number of potential common shares excluded from the calculation of diluted loss per share is detailed in the table below:

Three months ended
March 31, 2004
Potential common shares excluded from diluted loss per share:
Unvested common stock	348,802
Convertible redeemable preferred stock	5,634,131
Options and warrants	953,600

6,936,533

     Employee stock options to purchase approximately 66,354 shares of common stock during the three months ended March, 31, 2005 were outstanding but not included in the computation of diluted earnings per share because the option price was greater that than the average market price of the common stock, and therefore, the effect on diluted earnings per share would be anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2005 and 2004, respectively (in thousands, except share and per share data):

	Three months ended
	March 31,	March 31,
	2005	2004

Net income	$1,022	$128
Accretion on redeemable preferred stock	—	(398)

Net income (loss) attributable to common stockholders	$1,022	$(270)

Weighted average number of shares:
Basic	15,446,842	4,463,183
Diluted	16,921,915	4,463,183
Earnings (loss) per share
Basic	$0.07	$(0.06)
Diluted	$0.06	$(0.06)

Income Taxes

     The Company has provided for income taxes using an estimated effective rate of approximately 5% for the quarter ended March 31, 2005. The Company has not provided for United States income taxes as it believes its deferred tax assets will be sufficient to cover all earnings for the three months ended March, 31, 2005; however, certain changes in ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income. As of March 31, 2005, the Company had provided a valuation allowance on substantially all deferred tax assets. The Company has calculated its estimated effective tax rate based on certain estimated foreign taxes, state taxes and federal alternative minimum taxes.

3. Recently Issued Accounting Pronouncement

     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25 (“ABP No. 25”), Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Such stock option expensing will require the Company to change its accounting policy. The Company currently accounts for stock-based awards to employees in accordance with APB No. 25. Under the Company’s current accounting policy, the Company records stock-based compensation based on the difference between the exercise price of the stock option and the fair market value at the time of grant. To arrive at the fair value for each option grant, SFAS No. 123R requires the use of an option pricing model to evaluate the Company’s stock by factoring in additional variables such as expected life of the option, risk-free interest rate, expected volatility of the stock and expected dividend yield. Subsequently, in May 2005, the Securities and Exchange Commission approved the rule delaying the effective date of SFAS No. 123R to the annual period beginning after June 15, 2005. SFAS No. 123R will be effective for the Company for the quarter ended March 31, 2006. The Company is evaluating the effect this rule will have on its consolidated financial statements and its future results.

4. Composition of Certain Balance Sheet Captions

Property and Equipment

     The following table sets forth the components of property and equipment, net (in thousands):

	March 31,	December 31,
	2005	2004
Property and equipment, net
Computers and office equipment	$8,015	$7,777
Furniture and fixtures	1,047	1,042
Leasehold improvements	483	466

	9,545	9,285
Accumulated depreciation and amortization	(7,650)	(7,401)

	$1,895	$1,884

     The Company leases certain computer and office equipment under capital leases. Included within property, plant and equipment was $121,000 of such equipments as of March 31, 2005 and December 31, 2004. Accumulated amortization relating to certain computer and office equipment under capital leases totaled $9,000 and $3,000 at March 31, 2005 and December 31, 2004, respectively.

Investments

     Short-term and long-term investments consist of the following (in thousands):

	Short-term		Long-term
	March 31,	December 31,	March 31,	December 31,
	2005	2004	2005	2004
Investments
Held to maturity
Certificates of deposit	$2,193	$3,014	$2,205	$1,244
Federal agencies	—	—	7,309	7,432

	2,193	3,014	9,514	8,676

Available for sale
Auction rate securities	12,112	13,309	—	—

	12,112	13,309	—	—

	$14,305	$16,323	$9,514	$8,676

Accrued Liabilities

     The following table sets forth the components of accrued liabilities (in thousands):

	March 31,	December 31,
	2005	2004
Accrued liabilities
Accrued bonuses and commissions	$881	$844
Accrued payroll and vacation	725	501
Accrued sales tax	299	262
Other accrued expenses	364	476

	$2,269	$2,083

5. Subsequent Event

     On May 4, 2005, pursuant to the Agreement and Plan of Merger (“Merger Agreement”), entered into by the Company on February 8, 2005, WSSI Acquisition Company, a California corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”) merged with and into Avivo Corporation, a California corporation (“Avivo”). As a result of this transaction (the “Merger”), and pursuant to the terms of the Merger Agreement, Avivo is now a wholly-owned subsidiary of the Company and will be merged with and into a wholly-owned subsidiary of the Company within 30 days of the date of the Merger.

     Under the terms of the Merger Agreement, the Company issued 3,123,149 shares of common stock and options and paid $4,199,172 in cash, in exchange for the outstanding capital stock and options of Avivo. Avivo’s shareholders also have the right to receive an earn-out payment based on achievement of certain revenues by Avivo in the fifteen-month period following the closing, with such payment not to exceed $4.1 million.

     In addition, in accordance with the terms of the Merger Agreement and the Escrow Agreement (the “Escrow Agreement”), entered into by the Company on May 4, 2005, approximately nineteen percent of the common stock and cash will be held in escrow for a fifteen-month period (with a portion extended to up to twenty-four months) following closing of the Merger to satisfy possible indemnification claims made by the Company. The Company has also granted, pursuant to its existing equity incentive plan, options to purchase an aggregate of 447,000 shares of Parent common stock to the employees of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

Caution on Forward-Looking Statements

     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. You can identify these forward-looking statements by the use of words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the risk that our services are not adopted or used by other providers of software or technology services or, if adopted, do not perform to the satisfaction of our partners or customers; our reliance on our Web analytics services for the majority of our revenue; our recent achievement of profitability and the risk that we may not maintain our profitability; the highly competitive markets in which we operate that may make it difficult for us to retain customers; the risk that our customers fail to renew their agreements; the risk that our services may become obsolete in a market with rapidly changing technology and industry standards; and other risks described in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 29, 2005 and in the discussions set forth below under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report.

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

     Although we commenced operations in September 1996, we did not begin selling our technology services for a fee until August 1999. Prior to that, we provided a basic Internet user behavior information and analysis service solely in exchange for online advertising space that we used or sold. Our revenue from advertising has been steadily declining due to a strategic decision that we made in 2001 to de-emphasize free use of web analytics in favor of selling subscriptions to our services. As a result, our revenue from advertising decreased from $8.4 million in 2000 to $126,000 in 2004 and $11,000 for the three months ended March 31, 2005. We introduced the predecessors of our HBX web analytics services in late 1999 and have significantly increased our subscription services revenue since that time. Our revenue from the sale of our subscription services has grown from $5.8 million in 2000 to $22.5 million in 2004 and for three months ended March 31, 2005 was $6.9 million.

     We currently sell our services primarily through our direct sales force to a wide range of organizations in many industries. As of March 31, 2005, our customer base included more than 700 HBX customers, an increase from approximately 180 customers at December 31, 2001. None of our customers accounted for more than 10% of our revenue for the twelve months ended December 31, 2004 or the three months ended March 31, 2005.

     We believe that there are growth opportunities for our HBX services in foreign jurisdictions. In the year ended December 31, 2004 and the three months ended March 31, 2005, we generated approximately 16% and 19% of revenue, respectively, from customers in Europe. We anticipate that the percentage of revenue from international operations will remain consistent or grow as we increase our direct sales force and build brand awareness in foreign markets. We have recently released foreign language versions of our HBX service to facilitate use in certain foreign markets. Although we have not entered into any agreement or understanding for an international acquisition, we have evaluated international acquisition opportunities in the past and will continue to do so in the future.

     On May 4, 2005, pursuant to a merger agreement, or Merger Agreement, entered into by us on February 8, 2005, WSSI Acquisition Company, our wholly-owned subsidiary, or Merger Sub, merged with and into Avivo Corporation, or Avivo. As a result of this transaction, or the Merger, and pursuant to the terms of the Merger Agreement, Avivo is now a wholly-owned subsidiary of us and will be merged with and into another one of our wholly-owned subsidiaries within 30 days of the date of the Merger.

     Under the terms of the Merger Agreement, we issued 3,123,149 shares of common stock and options and paid $4,199,172 in cash, in exchange for the outstanding capital stock and options of Avivo. Avivo’s shareholders also have the right to receive an earn-out payment based on achievement of certain revenues by Avivo in the fifteen-month period following the closing, with such payment not to exceed $4.1 million.

     In addition, in accordance with the terms of the Merger Agreement and an escrow agreement, or Escrow Agreement, entered into by us on May 4, 2005, approximately nineteen percent of the common stock and cash will be held in escrow for a fifteen-month period (with a portion extended to up to twenty-four months) following closing of the Merger to satisfy possible indemnification claims made by us. We have also granted, pursuant to our existing equity incentive plan, options to purchase an aggregate of 447,000 shares of our common stock to the employees of Avivo. The cash used to fund the payment of the Merger cash consideration was paid from the net proceeds from our initial public offering.

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expense and related disclosures. On an on-going basis, we evaluate estimates, including those related to bad debts, depreciation and life of developed software, fixed assets and impairment of intangible and tangible assets. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations and include revenue recognition, allowance for doubtful accounts, accounting for income taxes and stock-based compensation. Management believes there have been no material changes during the three month period ended March 31, 2005 to the critical accounting policies discussed in the Management Discussion and Analysis of Financial Condition and Results of Operations section of our annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 29, 2005.

Results of Operations

     The following table presents our selected condensed consolidated statements of operations data (as a percentage of revenue) for the periods indicated:

	Three months ended
	March 31,	March 31,
	2005	2004
Revenues
Subscriptions	100%	99%
Advertising	0%	1%

Total revenues	100%	100%
Cost of revenues
Cost of revenue	14%	15%
Stock-based compensation	0%	0%

Total cost of revenues	14%	15%

Gross profit	86%	85%
Operating expenses
Sales and marketing	42%	43%
Technology development	11%	20%
General and administrative	17%	14%
Stock-based compensation	3%	5%

Total operating expenses	73%	82%

Income from operations	13%	3%
Interest expense	0%	0%
Interest income	3%	0%

Income before provision for (benefit from) income taxes	15%	3%
Provision for (benefit from) income taxes	1%	1%

Net income	15%	3%
Accretion of discount on redeemable preferred stock	0%	-8%

Net (loss) attributable to common stockholders	15%	-5%

Three Months Ended March 31, 2005 and 2004

Revenue

     Total revenue increased 38% to $7.0 million for the three months ended March 31, 2005 from $5.0 million for the three months ended March 31, 2004.

     Subscription Revenue. Subscription revenue increased 40% to $6.9 million, or 100% of total revenue for the three months ended March 31, 2005 from $5.0 million, or 99% of total revenue, for the three months ended March 31, 2004. The increase in subscription revenue over the previous year was primarily the result of increasing the number of new customers for our services. We expect subscription revenue to continue to increase in the future as we continue to increase our customer base while considering opportunities to grow the business through strategic acquisitions.

     Advertising Revenue. Advertising revenue declined to $11,000, or less than 1% of total revenue for the three months ended March 31, 2005 from $74,000, or 1% of total revenue, for the three months ended March 31, 2004. This decrease was due to our decision to stop providing our free web analytics service that generated advertising revenue.

Cost of Revenue and Operating Expenses

     Cost of Revenue. Cost of revenue increased $245,000 or 32% to $1.0 million, or 14% of total revenue, for the three months ended March 31, 2005 from $755,000, or 15% of total revenue, for the three months ended March 31, 2004. This increase primarily resulted from an increase in salaries, bonuses and employee-related costs of $169,000 associated with the expansion of our professional services department and an increase in costs associated with network personnel. In addition, we incurred higher rent and utility charges for a combined increase of $29,000, increased bandwidth charges of $19,000 and $12,000 in increased depreciation expense. We expect cost of revenue to increase in absolute dollars but remain constant as a percentage of revenue in future periods.

     Sales and Marketing Expenses. Sales and marketing expenses increased 36% to $2.9 million, or 42% of total revenue, for the three months ended March 31, 2005 from $2.2 million, or 43% of total revenue, for the three months ended March 31, 2004. This increase was primarily attributable to salaries and wages and related employee benefits for additional sales and marketing personnel of approximately $351,000 and increased sales commissions and bonuses of approximately $180,000 related to increased revenue. Additionally, the increase in sales and marketing personnel and number of customers caused travel and lodging costs to increase approximately $50,000. Sales and marketing expenses as a percentage of total revenue declined primarily due to increased productivity of sales personnel. As our customer base grows and our company expands to meet the increased demands, we will continue to hire additional sales and customer retention personnel in future periods.

     Research and Development Expenses. Research and development expenses decreased 22% to $786,000, or 11% of total revenue, for the three months ended March 31, 2005 from $1.0 million, or 20% of total revenue, for the three months ended March 31, 2004. This decrease was primarily due to internally used software and website development projects for which we were required to capitalize related salaries, wages and employee benefit costs associated with the specific projects. We expect that, research and development expenses will increase in future periods as the amount of costs able to be capitalized decrease and we continue to amortize capitalized research and development expenses.

     General and Administrative Expenses. General and administrative expenses increased 63% to $1.2 million, or 17% of total revenue, for the three months ended March 31, 2005 from $707,000, or 14% of total revenue, for the three months ended March 31, 2004. This increase was largely due to professional fees for accounting and legal services, an overall increase in salaries and wages and an increase in certain insurance coverage offset by a decrease in bad debt expense and general allocated overhead. We expect general and administrative expenses to increase as we add headcount and incur additional costs related to operating as a public company. These costs are expected to include additional accounting, legal, insurance and consulting fees.

Stock-Based Compensation Expenses

     Stock-based compensation expenses decreased 33% to $180,000, or 3% of total revenue, for the three months ended March 31, 2005 from $267,000, or 5% of total revenue, for the three months ended March 31, 2004. During the remainder of 2005, based on the current intrinsic method of stock option valuation, we expect stock-based compensation expenses to decrease. In the first quarter of 2006, when we adopt SFAS No. 123R, we expect stock based compensation expense to increase. We are currently evaluating the impact that the adoption of this rule will have on our results of operations

Other Income, Net

     Other income, net of $181,000 for the three months ended March, 31, 2005 increased $164,000 from $17,000 for the three months ended March 31, 2004. The increase in net interest income was due to interest earned on investments as cash equivalents and investments increased to $31.6 million as of March 31, 2005 from $7.0 million as of March 31, 2004. In 2004, other income, net consists of interest income on investments and interest expense on bank borrowings.

Provision for Income Taxes

     The provision for income taxes increased $23,000 to $53,000 for the three months ended March 31, 2005 from $30,000 for the three months ended March 31, 2004 primarily related to current taxes associated with our foreign operations and alternative minimum taxes associated with our U.S. operations.

Liquidity and Capital Resources

     As of March 31, 2005, we had $7.7 million of cash and cash equivalents, $14.2 million in short-term investments and $17.7 million in working capital, as compared to $5.7 million of cash and cash equivalents, $16.3 million in short-term investments and $17.8 million in working capital as of December 31, 2004. As of March 31, 2005, we had no debt obligations.

     On May 4, 2005, pursuant to the Merger Agreement, entered into by us on February 8, 2005, Merger Sub merged with and into Avivo. As a result of the Merger, and pursuant to the terms of the Merger Agreement, Avivo is now a wholly-owned subsidiary of us and will be merged with and into another one of our wholly-owned subsidiaries within 30 days of the date of the Merger.

     Under the terms of the Merger Agreement, we issued 3,123,149 shares of common stock and options and paid $4,199,172 in cash, in exchange for the outstanding capital stock and options of Avivo. Avivo’s shareholders also have the right to receive an earn-out payment based on achievement of certain revenues by Avivo in the fifteen-month period following the closing, with such payment not to exceed $4.1 million.

Cash Flow

     Net cash provided by operating activities was $1.1 million and $1.5 million for the three months ended March 31, 2005 and 2004, respectively. In 2005, net income of $1.0 million was the largest contributor to the cash provided by operations. That amount was increased by non-cash add-backs of $288,000 and $182,000 for depreciation and amortization and stock-based compensation, respectively. Offsetting the positive non-cash items were changes in operating assets and liabilities including increases in accounts receivable of $233,000 and prepaid expenses and other assets of $970,000, which collectively decreased cash provided from operations by $1.2 million. Total accounts payable and accrued liabilities also increased, further increasing cash provided from operating activities by $682,000.

     In 2005, we invested cash in short and long-term investments. In 2004, our investing activities consisted primarily of purchases of fixed assets and investments in software. Net cash provided by the maturity of such investments was $3.1 million during the three months ended March, 31, 2005. Capital expenditures were principally related to our network infrastructure and computer equipment for our employees. Cash provided by investing activities totaled $912,000 for the three months ended March 31, 2005 and cash used by investing activities totaled $349,000 for the three months ended March 31, 2004. We will continue to invest in our network infrastructure and in software development to ensure reliability of our network and to introduce new services and enhancements to our existing services.

     Cash provided by financing activities was $41,000 and, $276,000 for the three months ended March 31, 2005 and 2004, respectively. Our cash provided by financing activities primarily consisted of stock option exercises.

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

     We believe that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months. However, we may need to raise additional funds in the future if we pursue acquisitions or investments in competing or complementary businesses or technologies or experience operating losses that exceed our expectations. If we raise additional funds through the issuance of equity or convertible securities, our stockholders may experience dilution. If we need additional financing, we may not be able to obtain it on acceptable terms or at all.

     As of March 31, 2005 and all periods prior, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Risk Factors

     The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this quarterly report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see the Risk Factors section in our annual report filed on form 10-K with the SEC on March 29, 2005, pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934 as amended, or the Exchange Act.

Risks Related to Our Business

We have limited experience in an emerging market with unproven business and technology models, which makes it difficult to evaluate our current business performance and future prospects.

     Although we were formed in September 1996, we did not begin selling our services for a fee until August 1999. Prior to that, we provided a basic Internet user behavior information and analysis service solely in exchange for online advertising space that we used or sold. Our revenue from advertising have been steadily declining due to our decision in 2001 to stop providing our free web analytics service that generated advertising revenue and in December 2003, we stopped providing services in exchange for advertising. As a result, we have limited experience in the subscription web analytics business, and we must sell increasing amounts of services in the future to new customers, while retaining our current customers, in order to grow our business. Many risks and uncertainties are inherent in our business, including securing new customers, attracting and retaining qualified personnel, expanding our operations and developing and upgrading our technology and services. These risks and uncertainties are particularly significant for companies such as ours that operate in rapidly evolving markets for Internet products and services. If businesses are not willing to buy our services, then our revenue will not grow and our operating results will suffer, which may cause our stock price to decline.

Our web analytics services comprise a majority of our revenue, and our business will be harmed if these services do not achieve widespread customer acceptance.

     In late 1999, we introduced the predecessors of our HBX and HitBox Professional services. Since that time, we have made significant changes to these services, including the release of HBX in April 2004. These services and related support represented 100% and 99% of our total revenue for the three months ended March 31, 2005 and 2004, respectively. These new subscription services may not be able to continue to generate or to grow revenue. In addition, our target customers, which are generally medium and large businesses, may have concerns regarding our viability and may prefer to purchase services from one of our larger, more established competitors.

We have only recently become profitable and may not maintain our level of profitability.

     Although we have generated net income for the three months ended December 31, 2003, the twelve months ended December 31, 2004 and the three months ended March 31, 2005, we have not historically been profitable and were not profitable for the year ended December 31, 2003, and we may not be profitable in future periods. We expect that our expenses relating to the sales of our services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our network, will increase in the future. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

     The market for web analytics is rapidly evolving and highly competitive. We expect competition to increase from existing competitors as well as new market entrants. We compete primarily with other application service providers and software vendors on the basis of product functionality, price, timeliness and level of service. Should our competitors consolidate, or if our smaller competitors are acquired by other, larger competitors, they may be able to provide services comparable to ours at a lower price due to their size. We also compete with companies that offer web analytics software bundled with other products or services, which may result in such companies effectively selling these services at prices below the market. Our current principal competitors include:

•	web analytics application service providers such as Coremetrics, Nedstat and Omniture;

•	software vendors such as WebTrends and SPSS; and

•	digital marketing and e-commerce service providers such as aQuantive and Digital River that incorporate web analytics in their services.

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

Most of our services are sold pursuant to short-term subscription agreements, and if our customers elect not to renew these agreements, our revenue may decrease.

     Typically, our HBX services are sold pursuant to short-term subscription agreements, which are generally one to three years in length with no obligation to renew these agreements. In addition, our HitBox Professional services are usually cancelable any time with little or no penalty. Many of our customers are new, which makes it difficult for us to predict if they will renew their agreements. Many of our HBX subscription agreements will be subject to renewal in the next 12 months, and we cannot assure you that such agreements will be renewed. Our renewal rates may decline due to a variety of factors, including the services and prices offered by our competitors, consolidation in our customer base or if some of our customers cease their operations. If our renewal rates are low or decline for any reason, or if customers renew on less favorable terms, our revenue may decrease, which could adversely affect our stock price.

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

If we cannot successfully integrate our business with that of Avivo, or if the benefits of the merger with Avivo does not meet the expectations of investors or financial or industry analysts, the market price of our common stock may decline.

We completed the acquisition of Avivo on May 4, 2005. The market price of our common stock may decline as a result of our acquisition of Avivo for a variety of reasons, including, among others, the following:

•	the integration of our business with that of Avivo is not completed in a timely and efficient manner;

•	the combined company does not achieve the benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts; and/or

•	significant numbers of stockholders of the combined company dispose of their shares after the merger.

     As a result, there can be no assurance that we will realize the anticipated benefits of the merger.

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

     We periodically engage in preliminary discussions relating to acquisitions, but we are not currently a party to any acquisition agreement other than our agreement and plan of merger to acquire Avivo Corporation, which merger was recently completed.

Any efforts we may make in the future to expand our services beyond the web analytics market may not succeed.

     Although we have historically focused on the web analytics market, we plan to expand our service offerings to address the demand for other digital marketing services. Any efforts to expand our services beyond the web analytics market may not result in significant revenue growth for us. In addition, our efforts to expand may divert management resources from our existing operations and require us to commit significant resources to an unproven business, limiting the financial and other resources that we are able to devote to our existing business. For example, our acquisition of Avivo Corporation may divert management resources and financial and other resources from our existing business and may not result in the revenue growth we anticipate from the acquisition.

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

     We will need to expand and effectively manage our organization, operations and facilities in order to successfully sell our services and maintain our recent profitability. We increased the number of our full-time employees from 17 as of January 1, 1998 to 141 as of March 31, 2005, and we expect to continue to grow to meet our strategic objectives. If we continue to grow, it is possible that our management, systems and facilities currently in place may not be adequate. Our need to effectively manage our operations and growth requires that we continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement these tasks on a large scale and, accordingly, may not achieve our strategic objectives.

Our business strategy includes expanding our international operations; therefore, our business is susceptible to risks associated with international operations.

     We currently maintain a sales office in the Netherlands and currently have sales personnel or independent sales consultants in Australia, Canada, France, Germany, Singapore, Sweden and the United Kingdom. We have limited experience operating in these foreign jurisdictions and no experience operating in other foreign markets into which we may expand in the future. Conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:

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

     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Such stock option expensing will require us to change our accounting policy. We currently account for stock-based awards to employees in accordance with APB No. 25, Accounting for Stock Issued to Employees. Under our current accounting policy, we record stock-based compensation based on the difference between the exercise price of the stock option and the fair market value at the time of grant. To arrive at the fair value for each option grant, SFAS No. 123R requires the use of an option pricing model to evaluate our stock by factoring in additional variables such as expected life of the option, risk-free interest rate, expected volatility of the stock and expected dividend yield. Subsequently, in May 2005, the SEC approved the rule delaying the effective date of SFAS No. 123R to the annual period beginning after June 15, 2005. SFAS No. 123R will be effective for us for the quarter ended March 31, 2006. We are evaluating the effect this rule will have on our condensed consolidated financial statements and our future results.

Our net operating loss and tax credit carryforwards may expire unutilized, which could prevent us from offsetting future taxable income.

     We believe that a change of control occurred in connection with our October 2004 initial public offering and that will cause the limitation of Section 382 of the Internal Revenue Code of 1986, as amended. Furthermore, sales of our convertible redeemable preferred stock in 1999, 2000 and 2001 may be deemed a change of control that could cause the limitation of Section 382 to be applicable. This limitation would allow us to use only a portion of the net operating loss and tax credit carryforwards generated prior to the deemed Section 382 change of control to offset future taxable income, if any, for United States and state income tax purposes. However, based on the annual limitation available and projected taxable income, it is not expected that the change in ownership will impact our cash tax payments. As of December 31, 2004, we have federal net operating loss carryforwards of approximately $12.8 million and state net operating loss carryforwards of approximately $5.9 million. Federal net operating losses generally carry forward for 20 years from the year generated. The expiration dates for net operating losses vary among states. Most of our state net operating losses are in California, and these net operating losses will begin to expire in 2006. As of December 31, 2004, we have federal research and development tax credits of $166,000 and California research and development tax credits of $107,000. Federal research and development tax credits have a 20-year carry forward period and begin to expire in 2016. California research and development tax credits have no expiration.

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

     Recently, the legislatures of several states including Utah, California, Arizona, Virginia, and Arkansas enacted legislation designed to protect Internet users’ privacy by prohibiting certain kinds of downloadable software defined as “spyware.” Similar legislation has been proposed in several other states and in the U.S. House of Representatives. Such legislation, if it includes a broad definition of

“spyware,” could restrict our information collection methods. Any restriction or change to our information collection methods would cause us to spend substantial money and time to make such changes and could decrease the amount and utility of the information that we collect.

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

     Our common stock had not been publicly traded prior to our initial public offering, which was completed in October 2004, and an active trading market may be difficult to sustain. We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of technology companies in general have been highly volatile and may continue to be highly volatile in the future. The trading price of our common stock may fluctuate substantially as a result of one or more of the following factors:

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

     Sales by our current stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file ourselves or for other stockholders. We also registered the shares of our common stock that are subject to outstanding stock options or reserved for issuance under our stock option plans. These shares can be freely sold in the public market upon issuance.

     If any of our stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

Our executive officers and directors have control over our affairs.

     As of March 31, 2005, our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 52.1% of our common stock, including options or warrants that are exercisable within 60 days from March 31, 2005. As a group they will be able to control our business. These stockholders will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.

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

     As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission and the Nasdaq National Market, requires changes in corporate governance practices of public companies. We expect these new rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We will also incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs..

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign revenue have been primarily in Euros. Revenue from our customers domiciled outside the United States were approximately 19% and 16% of our total revenue in the year ended December 31, 2004 and in the three months ended March 31, 2005, respectively.

Interest Rate Sensitivity

     We had unrestricted cash, cash equivalents and short and long-term marketable securities totaling $30.7 million and $31.6 million at December 31, 2004 and March 31, 2005, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Section 404 of the Sarbanes-Oxley Act requires company management to assess and report on our internal controls. It also requires a company’s independent, outside auditors to issue an “attestation” to management’s assessment, as well as assess the proper design and function of internal controls. We anticipate being required to comply with this requirement for the first time as of December 31, 2005. We expect to comply with the reporting disclosure requirements of Section 404 by our year ending December 31, 2005.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

     As of March 31, 2004, we had used $16.75 million of the net proceeds from our initial public offering to redeem all of the outstanding shares of our redeemable preferred stock.

     On May 4, 2005, pursuant to the Merger Agreement, entered into by us on February 8, 2005, Merger Sub merged with and into Avivo. As a result of the Merger, and pursuant to the terms of the Merger Agreement, Avivo is now a wholly-owned subsidiary of us and will be merged with and into another one of our wholly-owned subsidiaries within 30 days of the date of the Merger. Under the terms of the Merger Agreement, we issued 3,123,149 shares of common stock and options and paid $4,199,172 in cash, in exchange for the outstanding capital stock and options of Avivo. Avivo’s shareholders also have the right to receive an earn-out payment based on achievement of certain revenues by Avivo in the fifteen-month period following the closing, with such payment not to exceed $4.1 million. The cash used to fund the payment of the Merger cash consideration was paid from the net proceeds from our initial public offering.

     We expect to use the remainder of the proceeds from our initial public offering to fund other working capital and general corporate purposes, to expand our service offerings or technologies and for the possible acquisition of, and investment in, competing or complementary businesses, services or technologies. The complementary businesses, services and technologies that we may invest in or acquire include automated management of promotional campaigns on search engines, online marketing surveys, email marketing, website search tools, affiliate marketing networks, call center analytics, content management, and other web-based, on-demand services that our customers might want from us. We periodically engage in preliminary discussions relating to acquisitions, but we are not currently a party to any acquisition agreement other than our agreement and plan of merger to acquire Avivo as described above.

     We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. The amounts we actually expend for these purposes may vary significantly and will depend on a number of factors including the growth of our revenue, the type of efforts we make to refine our core technology and enhance our services and competitive developments. Accordingly, our management will retain broad discretion in the allocation of the net proceeds. Pending their use, the net proceeds will be invested in short and long-term, interest-bearing, investment-grade securities.

Item 6. Exhibits

Exhibit
Number	Description
2.1 (2)	Agreement and Plan of Merger by and among the Company, WSSI Acquisition Company, Avivo Corporation and Charles M. Linehan, as the Holder Representative, dated February 8, 2005.

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(2)	Form of Amended and Restated Registration Rights Agreement by and among the Company and certain stockholders of the Company .

4.3(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Bancorp, dated March 27, 2000.

4.4(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Bancorp, dated February 2, 2001.

4.5(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Creditcorp, dated April 30, 2001.

4.6(1)+	Warrant to Purchase Series D Convertible Preferred Stock by and between the Company and Jeffrey W. Lunsford, dated April 1, 2003.

10.1(2)	Form of Escrow Agreement by and among the Company, Charles M. Linehan, as the Holder Representative, and U.S. Stock Transfer Corporation.

10.2(2)	Form of Shareholder Support Agreement entered into by and among WebSideStory, Inc. and certain shareholders of Avivo Corporation

10.3(2)	Form of Stock Transfer Restriction Agreement by and among the Company and certain shareholders of Avivo Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of WebSideStory, Inc. (Registration No. 333-115916) filed with the Securities and Exchange Commission on September 17, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K of WebSideStory, Inc. filed with the Securities and Exchange Commission on February 10, 2005.

+	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of WebSideStory, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2005

/s/ Thomas D. Willardson
Thomas D. Willardson
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)