Form 10-Q
period 2005-06-30
WEBSIDESTORY INC
filed 2005-08-12
CIK 1091158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 0-31613
WEBSIDESTORY, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0727173
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10182 Telesis Court, 6th Floor, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)
(858) 546-0040
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 5, 2005 was 18,733,924.

WEBSIDESTORY, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION
WEBSIDESTORY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
	Unaudited	Unaudited
Assets
Current assets
Cash and cash equivalents	$13,357	$5,710
Investments	7,204	16,323
Accounts receivable, net	5,696	3,704
Prepaid expenses and other current assets	1,406	834

Total current assets	27,663	26,571
Property and equipment, net	2,100	1,884
Investments	9,410	8,676
Goodwill	26,690	—
Intangible assets, net	7,109	—
Other assets	1,802	341

	$74,774	$37,472

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$837	$307
Accrued liabilities	2,929	2,083
Deferred revenue	10,831	6,364
Capital lease short term	94	18
Note payable	—	27

Total current liabilities	14,691	8,799
Deferred rent	263	320
Capital lease long term	134	100
Other liabilities	105	54

Total liabilities	15,193	9,273

Commitments and contingencies
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 18,121,290 and 15,624,856 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	18	16
Additional paid in capital	112,275	82,895
Unearned stock-based compensation	(1,035)	(779)
Accumulated other comprehensive income	232	281
Accumulated deficit	(51,909)	(54,214)

Total stockholders’ equity	59,581	28,199

	$74,774	$37,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBSIDESTORY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues
Subscriptions	$8,995	$5,262	$15,941	$10,228
Advertising	417	31	428	105

Total revenues	9,412	5,293	16,369	10,333

Cost of revenues
Cost of revenue	1,619	788	2,650	1,538
Amortization of intangibles	59	—	59	—
Stock-based compensation	19	5	21	10

Total cost of revenues	1,697	793	2,730	1,548

Gross profit	7,715	4,500	13,639	8,785

Operating expenses
Sales and marketing	3,503	2,285	6,447	4,447
Technology development	1,091	990	1,844	1,998
General and administrative	1,408	828	2,561	1,535
Amortization of intangibles	202	—	202	—
Stock-based compensation (*)	318	219	498	486

Total operating expenses	6,522	4,322	11,552	8,466

Income from operations	1,193	178	2,087	319

Interest expense	(4)	(1)	(6)	(1)
Interest income	210	16	392	33
Other expense	(51)	—	(51)	—

Income before provision for income taxes	1,348	193	2,422	351

Provision for income taxes	64	(5)	117	25

Net income	$1,284	$198	$2,305	$326

Accretion of discount on redeemable preferred stock	—	(470)	—	(868)

Net income (loss) attributable to common stockholders	$1,284	$(272)	$2,305	$(542)

Net income (loss) per share attributable to common shareholders:
Basic	$0.08	$(0.06)	$0.14	$(0.12)
Diluted	$0.07	$(0.06)	$0.13	$(0.12)

Weighted average number of shares used in per share amounts
Basic	17,102,147	4,614,184	16,279,067	4,538,683
Diluted	18,458,741	4,614,484	17,702,131	4,538,683

(*) Stock-based compensation
Sales and marketing	$54	$110	$88	$122
Technology development	171	(37)	173	23
General and administrative	93	146	237	341

	$318	$219	$498	$486

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBSIDESTORY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	June 30,	June 30,
	2005	2004
	Unaudited	Unaudited
Cash flows from operating activities
Net income	$2,305	$326
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	861	448
Bad debt provision	13	(20)
Stock-based compensation	519	496
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,330)	(887)
Prepaid expenses and other assets	(1,703)	(557)
Accounts payable and accrued liabilities	599	325
Deferred revenue	1,212	1,354
Deferred rent	(65)	(37)
Other liabilities	51	—

Net cash provided by operating activities	2,462	1,448

Cash flows from investing activities
Purchase of investments	(4,930)	—
Maturities of investments	13,316	—
Purchase of property and equipment	(462)	(531)
Acquisition, net of cash acquired	(2,606)	—

Net cash provided by (used in) investing activities	5,318	(531)

Cash flows from financing activities
Exercise of stock options and warrants	118	289
Payments on capital lease	(19)	—
Payments on note payable	(73)	—

Net cash provided by financing activities	26	289

Effect of exchange rate changes on cash	(159)	(49)

Net increase in cash and cash equivalents	7,647	1,157

Cash and cash equivalents at beginning of period	5,710	5,690

Cash and cash equivalents at end of period	$13,357	$6,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

WebSideStory, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. The Company
Nature of Business
     WebSideStory, Inc. (the “Company”) was founded and commenced operations in September 1996. The Company is a leading provider of on-demand digital marketing applications. In May, 2005, the Company acquired Avivo Corporation (“Avivo”), a provider of on-demand website search and content solutions. Businesses use the Company’s services to measure and improve their online marketing performance. These services are provided to customers for a fee, which is either fixed or based on the actual number of websites and total page views and transactions analyzed by the Company’s services. Contracts for subscription services typically range in duration from one to three years.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 and the related notes to the condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet at December 31, 2004 is derived from the audited consolidated balance sheet at that date which is not presented in this quarterly report. These condensed statements and the related condensed notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
     In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s 2004 annual report on Form 10-K and include all adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 include the results of operations of Avivo commencing on May 4, 2005. All intercompany balances and transactions have been eliminated. The financial results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.
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
     The Company’s accounts receivable and net revenue are derived from a large number of customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. At June 30, 2005 and December 31, 2004, the allowance for potential credit losses was $384,000 and $407,000, respectively.

WebSideStory, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
     As a result of the May 4, 2005 acquisition of Avivo, which derives a portion of its revenue from advertising, substantially all of the advertising revenue for the three and six months ended June 30, 2005 was derived from one customer. Advertising revenue from that one customer accounted for approximately 4% and 3% of consolidated revenue for the three and six months ended June 30, 2005, respectively. The Company had no revenue generated from a single customer that accounted for more than 10% of revenue for the three or six months ended June 30, 2005; however, the Company had revenue from The Walt Disney Internet Group that accounted for 11% of total revenue for the three and six months ended June 30, 2004.
     As of June 30, 2005 and December 31, 2004, assets located outside the United States were 6% and 10% of total assets, respectively. Revenue for the three and six months ended June 30, 2005 and 2004, by geographic location were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
United States	$8,108	$4,493	$13,776	$8,778
Europe	1,304	800	2,593	1,555

	$9,412	$5,293	$16,369	$10,333

Software and Website Development Costs
     The Company capitalizes qualifying software and website development costs, which are incurred during the application development stage, and amortizes them over their estimated useful lives. The Company capitalized $337,000 and $674,000 during the three and six months ended June 30, 2005, respectively, compared to $0 during the three and six months ended June 30, 2004. The amounts capitalized in 2005 relate to software applications that will be used to support the Company’s keyword bid management tool and a reporting tool, both expected to be released in the third quarter of 2005. Capitalized software and website development costs are included in other assets in the accompanying condensed consolidated balance sheets. Amortization, included within cost of revenue, expense totaled $40,000 and $73,000 during the three and six months ended June 30, 2005, respectively, and $9,000 and $18,000 during the three and six months ended June 30, 2004, respectively.
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

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Comprehensive income
Net income	$1,284	$198	$2,305	$326

Other comprehensive income (loss)
Foreign currency translation	(18)	(9)	(49)	(49)

Total other comprehensive income (loss)	(18)	(9)	(49)	(49)

	$1,266	$189	$2,256	$277

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

WebSideStory, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
     Had compensation expense for employee stock options been determined based on the fair value of the options on the date of grant, the Company’s net income (loss) would have been as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net income (loss) attributable to common stockholders — as reported	$1,284	$(272)	$2,305	$(542)
Add: Stock-based employee compensation as reported in the statements of operations	337	224	519	496
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(642)	(238)	(1,124)	(518)

Pro forma net income (loss) attributable to common stockholders	$979	$(286)	$1,700	$(564)

Net income (loss) per share attributable to common stockholders
basic — as reported	$0.08	$(0.06)	$0.14	$(0.12)
diluted — as reported	$0.07	$(0.06)	$0.13	$(0.12)

basic — pro forma	$0.06	$(0.06)	$0.10	$(0.12)
diluted — pro forma	$0.05	$(0.06)	$0.10	$(0.12)
     For purposes of the above pro forma calculation, the value of each option granted was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.69%	2.70%	3.57%	2.73%
Expected volatility	26.52%	0%	26.95%	0%
Expected life (in years)	3.1	3.5	3.1	3.5
Dividend yield	0%	0%	0%	0%
Earnings (loss) per share
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

WebSideStory, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
     The Company has excluded all convertible redeemable preferred stock, outstanding stock options and unvested common stock subject to repurchase from the calculation of diluted loss per share for the three and six months ended June 30, 2004 because such securities are anti-dilutive for that period. There were no potential shares excluded in the earnings per share calculation for the three and six months ended June 30, 2005 because the Company was profitable. The total number of potential common shares excluded from the calculation of diluted loss per share is detailed in the table below:

	Three months ended	Six months ended
	June 30, 2004	June 30, 2004
Potential shares excluded from diluted loss per share:
Unvested common stock	306,529	327,666
Convertible redeemable preferred stock	5,634,131	5,634,131
Options and warrants	1,089,349	1,038,454

	7,030,009	7,000,251

     Employee stock options to purchase approximately 151,550 and 83,281 shares of common stock during the three and six months ended June, 30, 2005 were outstanding but not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would be anti-dilutive.
Income Taxes
     The Company has provided for income taxes using an estimated effective rate of approximately 5% for the three and six months ended June 30, 2005. The Company has calculated its estimated effective tax rate based on certain estimated foreign taxes, state taxes and federal alternative minimum taxes. The Company has not provided for United States income taxes as it believes its deferred tax assets will be sufficient to cover all earnings for the three and six months ended June, 30, 2005; however, certain changes in ownership limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.
     We have recorded a valuation allowance for the deferred tax asset amounts that may not be used on future tax returns. The possible future reversal of the valuation allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent that valuation allowance relates to deferred tax assets acquired from Avivo, the possible future reversal of such valuation allowances will result in a credit to goodwill and will not result in future income statement benefit.
3. Acquisition
     On May 4, 2005, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated February 8, 2005, the Company acquired Avivo, a provider of on-demand website search and content solutions. The acquisition of Avivo is expected to provide the Company opportunities to sell its services to Avivo’s existing customers, increase the size of the market for the Company’s offerings, and expand the Company’s total product mix.
     Inclusive of the amounts held in escrow, discussed below, the Company paid approximately $4,199,000 in cash, issued 2,958,713 shares of common stock and 164,434 options to purchase the Company’s common stock in exchange for the outstanding capital stock and options of Avivo. Avivo’s shareholders also have the right to receive an earn-out payment, not to exceed $4.1 million, contingent on achievement of certain revenue objectives by Avivo in the 15-month period following the closing. Because the earn-out payment is contingent on the achievement of specific revenue targets, it will be accounted for as additional purchase price if, and when, it is earned.
     In accordance with the terms of the Merger Agreement and the Escrow Agreement (the “Escrow Agreement”), entered into by the Company on May 4, 2005, approximately $807,000 of the approximate $4,199,000 total cash consideration and approximately 592,000 of the 2,958,713 shares of common stock (together, the “Escrow Amount”) will be held in escrow to secure indemnification obligations of Avivo and possible adjustments to the purchase price conditioned on shortfalls in certain defined revenue goals for Avivo for a period of 15 months from the May 4, 2005 closing. Purchase price adjustments based on revenue shortfalls cannot exceed $6.5 million of the Escrow Amount. At the termination of the 15-month period, up to approximately one-fourth of the original Escrow

WebSideStory, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Amount will be held back for an additional nine months to secure certain indemnification obligations of Avivo. The payment of the Escrow Amount to the shareholders of Avivo is contingent on the outcome of events that cannot be determined at this time. Any part of the Escrow Amount paid to the selling shareholders of Avivo will be accounted for as additional purchase price if, and when, such part of the Escrow Amount is no longer subject to the indemnification obligations under the Escrow Agreement.
     The Company calculated an aggregate purchase price of approximately $32,946,000 including approximately $3,392,000 in cash, $27,731,000 in common stock and $1,409,000 in options issued to Avivo shareholders as well as estimated transaction expenses of $414,000. The value of the Company’s common stock is calculated based on approximately 2,367,000 shares of WebSideStory common stock and the average closing price of the Company’s common stock for the five day period beginning two days before and ending two days after the public announcement of the Merger Agreement. The 2,367,000 shares of WebSideStory common stock is the balance remaining after the total share consideration of 2,958,713 is reduced by approximately 592,000 shares held back as part of the Escrow Amount. The final purchase price allocation is pending the completion of a valuation study of Avivo that is currently available only in preliminary form.
     The preliminary purchase price has been allocated as follows (in thousands):

May 4, 2005
Cash	$1,200
Accounts receivable	943
Prepaids and other current assets	172
Fixed assets	290
Other long-term assets	58
Intangible assets	7,370
Goodwill	26,690
Accounts payable and accrued liabilities	(882)
Deferred revenues	(3,428)
Other short term liabilities	(61)
Other long-term liabilities	(57)
Deferred stock based compensation	651

Purchase price, including transaction costs	$32,946

     The acquisition of Avivo closed on May 4, 2005. Therefore, the results of operations for the three and six months ended June 30, 2005 includes the results of operations of Avivo beginning May 4, 2005 through the quarter ended June 30, 2005. The following table summarizes pro forma operating results for the three and six months ended June 30, 2005 and 2004 as if the Company had completed the acquisition on January 1, 2004 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues	$10,331	$6,667	$19,738	$12,900
Net income	1,181	(677)	2,112	(1,599)
Earnings per share — basic	0.06	(0.10)	0.11	(0.23)
Earnings per share — diluted	$0.06	$(0.10)	$0.10	$(0.23)
     This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 2004, nor is it indicative of future financial results.
4. Recently Issued Accounting Pronouncement

WebSideStory, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Recently Issued Accounting Pronouncement
     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25 (“ABP No. 25”), Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Such stock option expensing will require the Company to change its accounting policy. The Company currently accounts for stock-based awards to employees in accordance with APB No. 25. Under the Company’s current accounting policy, the Company records stock-based compensation based on the difference between the exercise price of the stock option and the fair market value at the time of grant. To arrive at the fair value for each option grant, SFAS No. 123R requires the use of an option pricing model to evaluate the Company’s stock by factoring in additional variables such as expected life of the option, risk-free interest rate, expected volatility of the stock and expected dividend yield. Subsequently, in May 2005, the Securities and Exchange Commission approved the rule delaying the effective date of SFAS No. 123R to the annual period beginning after June 15, 2005. SFAS No. 123R will be effective for the Company on January 1, 2006. The Company is currently evaluating which method of application will be used and the effect this rule will have on its consolidated financial statements and its future results but anticipates that, if the Company continues to grant stock options, it will have a material, adverse effect on the Company’s expenses.
5. Composition of Certain Balance Sheet Captions
Property and Equipment
     The following table sets forth the components of property and equipment, net (in thousands):

	June 30,	December 31,
	2005	2004
Property and equipment, net
Computers and office equipment	$9,377	$7,777
Furniture and fixtures	1,311	1,042
Leasehold improvements	674	466

	11,362	9,285
Accumulated depreciation and amortization	(9,262)	(7,401)

	$2,100	$1,884

     The Company leases certain computer and office equipment under capital leases. Included within property and equipment was $121,000 of such equipment as of June 30, 2005 and December 31, 2004. Accumulated amortization relating to certain computer and office equipment under capital leases totaled $12,000 and $3,000 at June 30, 2005 and December 31, 2004, respectively.
Investments
     Short-term and long-term investments consist of the following (in thousands):

	Short-term		Long-term
	June 30,	December 31,	June 30,	December 31
	2005	2004	2005	2004
Investments
Held to maturity
Certificates of deposit	$200	$3,014	$2,204	$1,244
Federal agencies	1,004	—	7,206	7,432

	1,204	3,014	9,410	8,676

Available for sale
Auction rate securities	6,000	13,309	—	—

	6,000	13,309	—	—

	$7,204	$16,323	$9,410	$8,676

WebSideStory, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible Assets, net
Based on the preliminary purchase price allocation, intangible assets consist of the following (in thousands):

	June 30, 2005
	Gross
	carrying	Accumulated
	amount	amortization	Net
Intangible assets, net
Customer contracts	$6,220	$(202)	$6,018
Acquired complete technology	1,150	(59)	1,091

	$7,370	$(261)	$7,109

     The customer contracts and acquired complete technology have weighted-average amortization periods of approximately five years and three years, respectively, with an aggregate weighted-average amortization period of approximately five years. The preliminary values assigned to the intangible assets were, in large part, based on the preliminary values assigned by a valuation specialist using a discounted cash flow model. The customer contracts are amortized based on an accelerated method and the acquired complete technology is amortized on a straight-line basis. The amortization of the fair value of these intangible assets reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.
     Future amortization expense for the remainder of 2005 and for 2006, 2007, 2008, 2009 and thereafter is expected to be $1.1 million, $2.1 million, $1.8 million, $1.0 million, $0.6 million and $0.5 million, respectively, excluding any incremental expense that could result if we consummate future acquisitions.
Other Assets
     Included within other assets is $807,000 of the approximate $4,199,000 cash consideration paid for the acquisition of Avivo that will be held in escrow to secure indemnification obligations of Avivo and conditional adjustments to the purchase price based on shortfalls in certain defined revenue goals for Avivo for a period of 15 months (with a portion extending up to 24 months) from the May 4, 2005 closing. The payment of this cash to the shareholders of Avivo is contingent on the outcome of certain events that cannot be determined at this time. Consequently, any part of this amount ultimately paid to the selling shareholders of Avivo will be accounted for as additional purchase price if, and when, it is no longer subject to the indemnification obligations under the Escrow Agreement.
Accrued Liabilities
     The following table sets forth the components of accrued liabilities (in thousands):

	June 30,	December 31,
	2005	2004
Accrued liabilities
Accrued bonuses and commissions	$1,064	$844
Accrued payroll and vacation	866	501
Accrued sales tax	334	262
Other accrued expenses	665	476

	$2,929	$2,083

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
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. You can identify these forward-looking statements by the use of words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the risk that our services are not adopted or used by other providers of software or technology services or, if adopted, do not perform to the satisfaction of our partners or customers; our reliance on our digital marketing services for the majority of our revenue; the risk of incurring higher than expected costs associated with the integration of the operations of Avivo Corporation (“Avivo”) with those of the Company, our recent achievement of profitability and the risk that we may not maintain our profitability; the highly competitive markets in which we operate that may make it difficult for us to retain customers; the risk that our customers fail to renew their agreements; the risk that our services may become obsolete in a market with rapidly changing technology and industry standards; and other risks described in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 29, 2005 and in the discussions set forth below under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report.
     Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available.
Overview
     We are a leading provider of on-demand digital marketing applications including web analytics services and website search and content solutions. Our web analytics services collect data from web browsers, process that data and deliver reports of online behavior to our customers on-demand. Our search and content management solutions allow users to better navigate websites and to assist our customers with changes to their websites. Customers use our services to better understand how Internet users respond to online design, content, marketing, and commerce offerings; more effectively manage website content; and more easily navigate through websites. We deliver our services over the Internet using secure, proprietary, scalable applications and system architectures, which allows us to concurrently serve a large number of customers and to efficiently distribute the workload across our networks of servers.
     We introduced the predecessors of our current web analytics services in late 1999. Our revenue from the sale of our subscription services has grown from $5.8 million in 2000 to $22.5 million in 2004 and $15.9 million for six months ended June 30, 2005.
     On May 4, 2005, we completed the acquisition of Avivo, a provider of on-demand website search and content solutions. Avivo derives a portion of its revenue from advertising services. Consequently, the Company’s total advertising revenue increased to $428,000 for the six months ended June 30, 2005.
     We currently sell our services primarily through our direct sales force to a wide range of organizations in many industries. As of June 30, we had approximately 1,000 customers using our active marketing suite of digital marketing applications, an increase from approximately 180 customers at December 31, 2001. None of our customers accounted for more than 10% of our revenue for the twelve months ended December 31, 2004 or the six months ended June 30, 2005.

     In the six months ended June 30, 2005 and June 30, 2004, we generated approximately 16% and 15% of revenue, respectively, from customers in Europe. We anticipate that the percentage of revenue from international operations will remain consistent or grow as we increase our direct sales force and build brand awareness in foreign markets. We have recently released foreign language versions of our HBX service to facilitate use in certain foreign markets. Although we have not entered into any agreement or understanding for an international acquisition, we have evaluated international acquisition opportunities in the past and will continue to do so in the future.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on our condensed consolidated financial statements, which have been prepared using accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expense and related disclosures. On an on-going basis, we evaluate estimates, including those related to bad debts, depreciation and life of developed software, fixed assets and impairment of intangible and tangible assets. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
     Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations and include revenue recognition, allowance for doubtful accounts, accounting for income taxes and stock-based compensation. Management believes there have been no material changes during the six month period ended June 30, 2005 to the critical accounting policies discussed in the Management Discussion and Analysis of Financial Condition and Results of Operations section of our annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 29, 2005.
Results of Operations
     The following table presents our selected unaudited condensed consolidated statements of operations data (as a percentage of revenue) for the periods indicated:

	Three months ended		Six Months mended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues
Subscriptions	96%	99%	97%	99%
Advertising	4%	1%	3%	1%

Total revenues	100%	100%	100%	100%
Cost of revenues
Cost of revenue	17%	15%	16%	15%
Amortization of intangibles	1%	0%	0%	0%
Stock-based compensation	0%	0%	0%	0%

Total cost of revenues	18%	15%	16%	15%

Gross profit	82%	85%	84%	85%
Operating expenses
Sales and marketing	37%	43%	39%	43%
Technology development	12%	19%	11%	19%
General and administrative	15%	16%	16%	15%
Amortization of intangibles	2%	0%	1%	0%
Stock-based compensation	3%	4%	3%	5%

Total operating expenses	69%	82%	70%	82%

Income from operations	13%	3%	13%	3%
Interest expense	0%	0%	0%	0%
Interest income	2%	0%	2%	0%
Other expense	-1%	0%	0%	0%

Income before provision for (benefit from) income taxes	14%	3%	15%	3%
Provision for (benefit from) income taxes	0%	0%	1%	0%

Net income	14%	3%	14%	3%
Accretion of discount on redeemable preferred stock	0%	-9%	0%	-8%

Net (loss) attributable to common stockholders	14%	-6%	14%	-5%

Three Months Ended June 30, 2005 and 2004
Revenue
     Total revenue increased 78% to $9.4 million for the three months ended June 30, 2005 from $5.3 million for the three months ended June 30, 2004.
     Subscription Revenue. Subscription revenue increased 71% to $9.0 million, or 96% of total revenue for the three months ended June 30, 2005 from $5.3 million, or 99% of total revenue, for the three months ended June 30, 2004. The increase in subscription revenue over the previous year was primarily the result of increasing the number of new customers for our services and the inclusion of Avivo subscription revenue beginning May 4, 2005. We expect subscription revenue to continue to increase in the future as we continue to increase our customer base.
     Advertising Revenue. Advertising revenue increased to $417,000, or 4% of total revenue for the three months ended June 30, 2005 from $31,000, or 1% of total revenue, for the three months ended June 30, 2004. This increase is entirely due to the acquisition of Avivo and inclusion of its advertising revenue beginning May 4, 2005.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $831,000, or 106%, to $1.6 million, or 17% of total revenue, for the three months ended June 30, 2005 from $788,000, or 15% of total revenue, for the three months ended June 30, 2004. This increase resulted from the inclusion of Avivo’s cost of revenues beginning May 4, 2005, combined with an increase in salaries, bonuses and employee-related costs associated with the expansion of our professional services department and an increase in costs associated with network personnel. In addition, we incurred higher depreciation and repair and maintenance expense as a result of our continuing effort to expand and service our network of computer servers. Cost of revenue may continue to increase in absolute dollars and as a percentage of revenue in future periods because the cost of revenue from Avivo’s subscription services is higher than the cost of revenue from the Company prior to the acquisition.
     Sales and Marketing Expenses. Sales and marketing expenses increased $1.2 million, or 53%, to $3.5 million, or 37% of total revenue, for the three months ended June 30, 2005 from $2.3 million, or 43% of total revenue, for the three months ended June 30, 2004. This increase was primarily attributable to salaries and wages and related employee benefits for additional sales and marketing personnel and increased sales commissions and bonuses related to increased revenue. Additionally, the increase in sales and marketing personnel and number of customers contributed to higher travel and lodging costs. Sales and marketing expenses as a percentage of total revenue declined primarily due to lower sales and marketing costs as a percentage of Avivo’s revenue as well as increased productivity of sales personnel. As our customer base grows and our company expands to meet the increased demands, we will continue to hire additional sales and customer retention personnel in future periods.
     Technology Development Expenses. Technology development expenses increased 10% to $1.1 million, or 12% of total revenue, for the three months ended June 30, 2005 from $1.0 million, or 19% of total revenue, for the three months ended June 30, 2004. This increase was primarily attributable to salaries and wages for additional engineering staff, as well as the inclusion of Avivo. This increase was partially offset by the capitalization of $337,000 of internally developed new product software for the three months ended June 30, 2005. As there were no projects in the development stage in the prior year, there were no similar costs capitalized during the same period in 2004. We expect that technology development expenses will increase in future periods as we continue to add engineering resources. Additionally, we expect that the amount of new software development costs capitalized will decrease in future quarters as we launch our new keyword bid management solution, which is expected to occur in the third quarter.
     General and Administrative Expenses. General and administrative expenses increased 70% to $1.4 million, or 15% of total revenue, for the three months ended June 30, 2005 from $828,000, or 16% of total revenue, for the three months ended June 30, 2004. This increase was largely due to professional fees for accounting and legal services, an overall increase in salaries and wages and an increase in certain insurance coverage offset by a decrease in bad debt expense. The acquisition of Avivo also added to general and administrative expenses. We expect general and administrative expenses to increase as we add headcount and incur additional costs related to operating as a public company. These costs are expected to include additional accounting, legal, insurance and consulting fees.
Amortization of Intangibles.
     The amortization of intangibles expense of $261,000 for the three months ended June 30, 2005 is based on the preliminary Avivo purchase price allocation of $7.4 million in intangibles assets. These intangibles have estimated lives ranging from 3 to 6 years with a weighted-average estimated life of approximately 5 years. Intangible asset amortization of acquired complete technology is included in cost of revenue and amortization of customer contracts is included in operating expense.
Stock-Based Compensation Expenses
     Stock-based compensation expenses increased 50% to $337,000, or 4% of total revenue, for the three months ended June 30, 2005 from $224,000, or 4% of total revenue, for the three months ended June 30, 2004. This increase is due to compensation expense incurred from the modification of options granted to one individual in connection with the individual’s termination and the assumption of options related to the acquisition of Avivo. During the remainder of 2005, based on the current intrinsic method of stock option valuation, we expect stock-based compensation expenses to decrease. In the first quarter of 2006, when we adopt SFAS No. 123R, assuming we make no significant changes to our current equity incentive practices, we expect stock-based compensation expense to increase. We are currently evaluating the impact that the adoption of this rule will have on our results of operations.
Other Income, Net
     Other income, net was $155,000 for the three months ended June 30, 2005, which was an increase of $140,000 from $15,000 for the three months ended June 30, 2004. The increase in net interest income was due to interest earned on funds invested. We had $30.0 million in cash and marketable securities as of June 30, 2005, which was up from $6.9 million as of June 30, 2004. This was partially offset by foreign exchange losses of $51,000 incurred during the quarter ended June 30, 2005. In 2004, other income, net consists of interest income on investments and interest expense on bank borrowings.
Provision for Income Taxes

Provision for Income Taxes
     The provision for income taxes increased $69,000 to $64,000 for the three months ended June 30, 2005 from a benefit of $5,000 for the three months ended June 30, 2004. The Company has provided for income taxes using an estimated effective rate of approximately 5% for the three months ended June 30, 2005 primarily related to current taxes associated with our foreign operations and alternative minimum taxes associated with our U.S. operations.
Six Months Ended June 30, 2005 and 2004
Revenue
     Total revenue increased 58% to $16.4 million for the six months ended June 30, 2005 from $10.3 million for the six months ended June 30, 2004.
     Subscription Revenue. Subscription revenue increased 56% to $15.9 million, or 97% of total revenue for the six months ended June 30, 2005 from $10.2 million, or 99% of total revenue, for the six months ended June 30, 2004. The increase in subscription revenue over the previous year was primarily the result of increasing the number of new customers for our services, and the addition of revenue from the Avivo acquisition. We expect subscription revenue to continue to increase in the future as we increase our customer base.
     Advertising Revenue. Advertising revenue increased to $428,000, or 3% of total revenue for the six months ended June 30, 2005 from $105,000, or 1% of total revenue, for the six months ended June 30, 2004. This increase is attributable to Avivo’s advertising revenue.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $1.1 million or 72% to $2.7 million or 16% of total revenue, for the six months ended June 30, 2005 from $1.5 million, or 15% of total revenue, for the six months ended June 30, 2004. This increase primarily resulted from an increase in salaries, bonuses and employee-related costs associated with the expansion of our professional services department and an increase in costs associated with network personnel. In addition, we incurred higher rent and utility costs, increased bandwidth charges and increased depreciation expense. Cost of revenue also increased as a result of the Avivo acquisition. The professional services required to support implementation for our Avivo search and content solutions is higher than for HBX, which contributed to the increase in our cost of revenue. Cost of revenue may continue to increase in absolute dollars and as a percentage of revenue in future periods because the cost of revenue from Avivo’s subscription services is higher than the cost of revenue from the Company prior to the acquisition.
     Sales and Marketing Expenses. Sales and marketing expenses increased 45% to $6.4 million, or 39% of total revenue, for the six months ended June 30, 2005 from $4.4 million, or 43% of total revenue, for the six months ended June 30, 2004. This increase was primarily attributable to salaries and wages and related employee benefits for additional sales and marketing personnel and increased sales commissions and bonuses related to increased revenue. Additionally, the increase in sales and marketing personnel and number of customers contributed to higher travel and lodging costs. The acquisition of Avivo also added to the increase. Sales and marketing expenses as a percentage of total revenue declined primarily due to increased productivity of sales personnel. As our customer base grows and our company expands to meet the increased demands, we will continue to hire additional sales and customer support personnel in future periods.
     Technology Development Expenses. Technology development expenses decreased 8% to $1.8 million, or 11% of total revenue, for the six months ended June 30, 2005 from $2.0 million, or 19% of total revenue, for the six months ended June 30, 2004. This decrease was partially offset by the capitalization of $674,000 of internally developed new product software for the six months ended June 30, 2005. As there were no projects in the development stage in the prior year, there were no similar costs capitalized during the same period in 2004. We expect that technology development expenses will increase in future periods as we add engineering resources. Additionally, we expect that the amount of new software development costs capitalized will decrease in future quarters as we launch our new keyword bid management solution, which is expected to occur in the third quarter.
     General and Administrative Expenses. General and administrative expenses increased 67% to $2.6 million, or 16% of total revenue, for the six months ended June 30, 2005 from $1.5 million, or 15% of total revenue, for the six months ended June 30, 2004. This increase was largely due to professional fees for accounting and legal services, an overall increase in salaries and wages and an increase in certain insurance coverage offset by a decrease in bad debt expense. The acquisition of Avivo also added to the increase.

We expect general and administrative expenses to increase as we add headcount and incur additional costs related to operating as a public company. These costs are expected to include additional accounting, legal, insurance and consulting fees.
Amortization of Intangibles.
     The amortization of intangibles expense of $261,000 for the six months ended June 30, 2005 is based on the preliminary Avivo purchase price allocation of $7.4 million in intangible assets. These intangibles have estimated lives ranging from 3 to 6 years, with a weighted-average estimated life of approximately 5 years. Intangible asset, amortization of acquired complete technology is included in cost of revenue and amortization of customer contracts is included in operating expenses.
Stock-Based Compensation Expenses
     Stock-based compensation expenses increased 5% to $519,000, or 3% of total revenue, for the six months ended June 30, 2005 from $496,000, or 5% of total revenue, for the six months ended June 30, 2004. This increase is due to compensation expense incurred from the modification of options granted to one individual in connection with the individual’s termination and the assumption of options related to the acquisition of Avivo. During the remainder of 2005, based on the current intrinsic method of stock option valuation, we expect stock-based compensation expenses to decrease. In the first quarter of 2006, when we adopt SFAS No. 123R, assuming we make no significant changes to our current equity incentive practices, we expect stock-based compensation expense to increase. We are currently evaluating the impact that the adoption of this rule will have on our results of operations.
Other Income, Net
     Other income, net was $335,000 for the six months ended June 30, 2005, which was an increase of $303,000 from $32,000 for the six months ended June 30, 2004. The increase in net interest income was due to interest earned on funds invested. We had $30.0 million in cash and marketable securities as of June 30, 2005, which was up from $6.9 million as of June 30, 2004. This was partially offset by foreign exchange losses of $51,000 incurred during the six months ended June 30, 2005. In 2004, other income, net consists of interest income on investments and interest expense on bank borrowings.
Provision for Income Taxes
     The provision for income taxes increased $92,000 to $117,000 for the six months ended June 30, 2005 from $25,000 for the six months ended June 30, 2004. The Company has provided for income taxes using an estimated effective rate of approximately 5% for the six months ended June 30, 2005 primarily related to current taxes associated with our foreign operations and alternative minimum taxes associated with our U.S. operations.
Liquidity and Capital Resources
     As of June 30, 2005, we had $13.4 million of cash and cash equivalents, $7.2 million in short-term investments and $13.0 million in working capital, as compared to $5.7 million of cash and cash equivalents, $16.3 million in short-term investments and $17.8 million in working capital as of December 31, 2004. The decrease in working capital is the result of the cash used to acquire Avivo. As of June 30, 2005, we had no debt obligations.
     On May 4, 2005, we acquired Avivo. Under the terms of the merger agreement, we paid approximately $4,199,000 in cash and issued 2,958,713 shares of common stock and 164,434 options to purchase our common stock in exchange for the outstanding capital stock and options of Avivo. Avivo’s shareholders also have the right to receive an earn-out payment, not to exceed $4.1 million, contingent on achievement of certain revenue objectives by Avivo in the 15-month period following the closing.
     In accordance with the terms of the merger agreement and the escrow agreement (entered into by the Company on May 4, 2005), approximately $807,000 of the approximate $4,199,000 in cash consideration and 592,000 of the 2,958,713 shares of common stock will be held in escrow to secure indemnification obligations of Avivo and conditional adjustments to the purchase price based on shortfalls in certain defined revenue goals for Avivo for a period of 15 months from the May 4, 2005 closing. Based on those defined revenue goals, up to $6.5 million of the amount placed in escrow can be recovered by us. At the termination of the 15-month period up to approximately one-fourth of the original amount placed in escrow, will be held back for an additional nine months to secure indemnification obligations of Avivo.

Cash Flow
     Net cash provided by operating activities was $2.5 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively. In 2005, net income for the six months ended June 30, 2005 of $2.3 million was the largest contributor to the cash provided by operations. That amount was increased by non-cash add-backs of $0.9 million for depreciation and amortization and $0.5 million for stock-based compensation. Offsetting the positive non-cash items were changes in operating assets and liabilities including increases in accounts receivable of $1.3 million and prepaid expenses and other assets of $1.7 million, which collectively decreased cash provided from operations by $3.0 million. Total accounts payable and accrued liabilities increased $0.6 million and deferred revenue increased $1.2 million, further increasing cash provided from operating activities by approximately $1.8 million.
     Net cash provided by investing activities totaled $5.3 million for the six months ended June 30, 2005 and net cash used in investing activities totaled $0.5 million for the six months ended June 30, 2004. In 2005, we invested cash in short and long-term investments. Net cash provided by the maturity of such investments was $8.4 million during the six months ended June, 30, 2005. In 2004, our investing activities consisted primarily of purchases of fixed assets and investments in software. Capital expenditures in both periods were principally related to our network infrastructure and computer equipment for our employees. We will continue to invest in our network infrastructure and in software development to ensure reliability of our network and to introduce new services and enhancements to our existing services. Cash used in the acquisition of Avivo is shown net of the $1.2 million cash Avivo had at the time of the acquisition.
     Net cash provided by financing activities was $26,000 and, $289,000 for the six months ended June 30, 2005 and 2004, respectively. Our cash provided by financing activities primarily consisted of stock option exercises.
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
     As of June 30, 2005 and all periods prior, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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

     Although we were formed in September 1996, we did not begin selling our services for a fee until August 1999. As a result, we have limited experience in the subscription web analytics business, and after the acquisition of Avivo in May 2005, we also have limited experience in selling digital marketing applications. We must sell increasing amounts of services in the future to new customers, while retaining our current customers, in order to grow our business. Many risks and uncertainties are inherent in our business, including securing new customers, attracting and retaining qualified personnel, expanding our operations and developing and upgrading our technology and services. These risks and uncertainties are particularly significant for companies such as ours that operate in rapidly evolving markets for Internet products and services. If businesses are not willing to buy our services, then our revenue will not grow and our operating results will suffer, which may cause our stock price to decline.
Our web analytics services comprise a majority of our revenue, and our business will be harmed if these services do not achieve widespread customer acceptance.
     In late 1999, we introduced the predecessors of our HBX and HitBox Professional services. Since that time, we have made significant changes to these services, including the release of HBX in April 2004. These services and related support represented 83% and 99% of our total revenue for the three months ended June 30, 2005 and 2004, respectively, and 90% and 99% of our total revenue for the six months ended June 30, 2005 and 2004, respectively. These new subscription services may not be able to continue to generate or to grow revenue. In addition, our target customers, which are generally medium and large businesses, may have concerns regarding our viability and may prefer to purchase services from one of our larger, more established competitors.
We have only recently become profitable and may not maintain our profitability.
     Although we have generated net income for the three months ended December 31, 2003, the twelve months ended December 31, 2004 and the six months ended June 30, 2005, we have not historically been profitable and were not profitable for the year ended December 31, 2003, and we may not be profitable in future periods. Additionally, prior to the fourth quarter of 2004, Avivo was not profitable. We expect that our expenses relating to the sales of our services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our network, will increase in the future. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
We operate in highly competitive markets, which could make it difficult for us to acquire and retain customers.
     The market for digital marketing applications is rapidly evolving and highly competitive. We expect competition to increase from existing competitors as well as new market entrants. We compete primarily with other application service providers and software vendors on the basis of product functionality, price, timeliness and level of service. Should our competitors consolidate, or if our smaller competitors are acquired by other, larger competitors, they may be able to provide services comparable to ours at a lower price due to their size. We also compete with companies that offer digital marketing software bundled with other products or services, which may result in such companies effectively selling these services at prices below the market. Our current principal competitors include:
•	digital marketing application service providers such as Webtrends, Omniture, Coremetrics and Nedstat;

•	software vendors such as WebTrends, SPSS, Vignette, Endeca and Google; and

•	digital marketing and e-commerce service providers such as aQuantive and Digital River.
     In addition, we face competition from companies that independently develop methods of measuring their own audience. Many companies, including some of our largest potential customers, use internally-developed digital marketing software rather than the commercial services or software offered by us or our competitors. These companies may seek to offer their internally-developed software commercially in the future, which would bring us into direct competition with their products. To date, no web analytics service has been adopted as the industry standard for measuring Internet user behavior and preferences. However, if one of our current or future competitors is successful in establishing its products and services as the industry standard, it will be difficult for us to retain current customers, or attract additional customers for our services.
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
     Typically, our services are sold pursuant to short-term subscription agreements, which are generally one to three years in length with no obligation to renew these agreements. In addition, our HitBox Professional services are usually cancelable any time with little or no penalty. Many of our customers are new, which makes it difficult for us to predict if they will renew their agreements. Many of our subscription agreements will be subject to renewal in the next 12 months, and we cannot assure you that such agreements will be renewed. Our renewal rates may decline due to a variety of factors, including the services and prices offered by our competitors, consolidation in our customer base or if some of our customers cease their operations. If our renewal rates are low or decline for any reason, or if customers renew on less favorable terms, our revenue may decrease, which could adversely affect our stock price.
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
     Although we have historically focused on the web analytics market, we plan to expand our service offerings to address the demand for other digital marketing services. Any efforts to expand our services beyond the web analytics market may not result in significant revenue growth for us. In addition, our efforts to expand may divert management resources from our existing operations and require us to commit significant resources to an unproven business, limiting the financial and other resources that we are able to devote to our existing business. For example, our acquisition of Avivo may divert management resources and financial and other resources from our existing business and may not result in the revenue growth we anticipate from the acquisition.
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
     All of our customers’ data and our servers are located at a single, third party co-location facility located in San Diego, California, operated by Level 3 Communications, Inc. Our agreement with Level 3 is month-to-month and they have the right to discontinue our service if, within 30 days of providing written notice to us, we fail to cure any of the following: (a) our failure to pay any amounts past due within three business days of written notice; (b) our violation of any laws related to our service; (c) a material misrepresentation by us related to our service; (d) our filing for bankruptcy or reorganization, or our failure to discharge any involuntary petition for bankruptcy within 60 days; or (e) our use of the service that materially exceeds our credit limit, and our failure to give adequate security for payment of the additional use within one day of receipt of written notice from Level 3.
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
A rapid expansion of our network and systems could cause us to lose data or cause our network or systems to fail.
     In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. We may suddenly require additional bandwidth for which we have not adequately planned. We may secure an extremely large customer or a group of customers with extraordinary volumes of information to collect and process that would require significant system resources, and our systems may be unable to process the information. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate such capacity constraints. In addition, we may lose valuable data or our network may temporarily shut down if we fail to expand our network to meet future requirements. Any lapse in our ability to collect or transmit data will decrease the value of our data, prevent us from providing the complete data requested by our customers and effect some of our customers web pages. Any disruption in our network processing or loss of Internet user data may damage our reputation and result in the loss of customers.
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

     The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. For example, several of our competitors with technology similar to ours are involved in patent litigation, defending against claims of patent infringement. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. If a third party successfully asserts a claim that we are infringing their proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all. As currently pending patent applications are not publicly available, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties. We expect that the number of infringement claims in our market will increase as the number of services and competitors in our industry grows. These claims, whether or not successful, could:
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
     We will need to expand and effectively manage our organization, operations and facilities in order to successfully sell our services and maintain our recent profitability. We increased the number of our full-time employees from 17 as of January 1, 1998 to 197 as of June 30, 2005, and we expect to continue to grow to meet our strategic objectives. If we continue to grow, it is possible that our management, systems and facilities currently in place may not be adequate. Our need to effectively manage our operations and growth requires that we continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement these tasks on a large scale and, accordingly, may not achieve our strategic objectives.
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
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment or SFAS No. 123R. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees or APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Such stock option expensing will require us to change our accounting policy. We currently account for stock-based awards to employees in accordance with APB No. 25, Accounting for Stock Issued to Employees. Under our current accounting policy, we record stock-based compensation based on the difference between the exercise price of the stock option and the fair market value at the time of grant. To arrive at the fair value for each option grant, SFAS No. 123R requires the use of an option pricing model to evaluate our stock by factoring in additional variables such as expected life of the option, risk-free interest rate, expected volatility of the stock and expected dividend yield. Subsequently, in May 2005, the SEC approved the rule delaying the effective date of SFAS No. 123R to the annual period beginning after June 15, 2005. SFAS No. 123R will be effective for us for the quarter ended March 31, 2006. We are evaluating the effect this rule will have on our condensed consolidated financial statements and our future results, but we expect that, unless we change our equity incentive practices, it will have a material, adverse effect on our compensation expenses.
Our net operating loss and tax credit carryforwards may expire unutilized, which could prevent us from offsetting future taxable income.
     We believe that a change of control occurred in connection with our October 2004 initial public offering and that will cause the limitation of Section 382 of the Internal Revenue Code of 1986, as amended. Furthermore, sales of our convertible redeemable preferred stock in 1999, 2000 and 2001 may be deemed a change of control that could cause the limitation of Section 382 to be applicable. This limitation would allow us to use only a portion of the net operating loss and tax credit carryforwards generated prior to the deemed Section 382 change of control to offset future taxable income, if any, for United States and state income tax purposes. However, based on the annual limitation available and projected taxable income, it is not expected that the change in ownership will impact our cash payments related to income taxes. As of December 31, 2004, we have federal net operating loss carryforwards of approximately $12.8 million and state net operating loss carryforwards of approximately $5.9 million. Federal net operating losses generally carry forward for 20 years from the year generated. The expiration dates for net operating losses vary among states. Most of our state net operating losses are in California, and these net operating losses will begin to expire in 2006.
     As of December 31, 2004, we have federal research and development tax credits of $166,000 and California research and development tax credits of $107,000. Federal research and development tax credits have a 20-year carry forward period and begin to expire in 2016. California research and development tax credits have no expiration.
Our valuation allowance for a deferred tax asset may be eliminated, resulting in a higher effective tax rate.
We have recorded a valuation allowance, or reserve, for the deferred tax asset amounts that may not be used on future tax returns. The possible future reversal of the valuation allowance will result in a future one-time income statement benefit in the period the reversal occurs to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent that valuation allowance relates to deferred tax assets acquired from Avivo, the possible future reversal of such valuation allowances will result in a credit to goodwill and will not result in future income statement benefit. Further, if those valuation reserves are removed and the deferred tax assets expire or are utilized, our effective tax rate will increase.
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
There may be an adverse effect on the market price of our stock as a result of changes to the preliminary purchase price valuation and allocation of the acquired Avivo business.
     We estimated the purchase price of Avivo and the allocation of the purchase price to Avivo’s tangible and intangible assets and liabilities. Those preliminary estimates may change as a result of among other things, finalization of a valuation study and review by our independent public accountants. Changes to our preliminary purchase price calculation and allocation may adversely affect our results of operations in future periods, which may adversely affect the market price of our stock.
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
     Our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, a substantial portion of our common stock. As a group they will be able to control our business. These stockholders will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign revenue has been primarily in Euros. Revenue from our customers domiciled outside the United States were 16% and 15% for the six months ended June 30, 2005 and June 30, 2004, respectively.
Interest Rate Sensitivity
     We had unrestricted cash, cash equivalents and short and long-term marketable securities totaling $30.7 million and $30.0 million at December 31, 2004 and June 30, 2005, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
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
     As of June 30, 2005, we had used $16.75 million of the net proceeds from our initial public offering to redeem all of the outstanding shares of our redeemable preferred stock.
     On May 4, 2005, we acquired Avivo. Under the terms of the merger agreement, we paid approximately $4,199,000 in cash and issued 2,958,713 shares of common stock and 164,434 options to purchase our common stock in exchange for the outstanding capital stock and options of Avivo.
     We expect to use the remainder of the proceeds from our initial public offering to fund other working capital and general corporate purposes, to expand our service offerings or technologies and for the possible acquisition of, and investment in, competing or complementary businesses, services or technologies. The complementary businesses, services and technologies that we may invest in or acquire include automated management of promotional campaigns on search engines, online marketing surveys, email marketing, website search tools, affiliate marketing networks, call center analytics, content management, and other web-based, on-demand services that our customers might want from us. We periodically engage in preliminary discussions relating to acquisitions, but we are not currently a party to any acquisition agreement other than our merger agreement, pursuant to which we acquired Avivo, as described above.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     On May 10, 2005, we held our annual meeting of stockholders at which the stockholders approved all of the proposals listed below:
     (1) The election of Kurt R. Jaggers and James S. Mahan III to the Board of Directors to serve for a three-year term to expire at the 2008 Annual Meeting of Stockholders.
     (2) The selection of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 31, 2005.

     The following directors received the number of votes set opposite their respective names:

	For Election	Votes Against or Withheld
Kurt R. Jaggers	13,861,499	149,582
James S. Mahan III	13,975,631	35,450
     The proposal to select PricewaterhouseCoopers LLP as our independent public accountants received 13,816,831 affirmative votes (for the selection), 193,050 against the selection, and 1,200 votes abstained.
     Blaise Barrelet and Charles J. Fitzgerald, Jr. continued in office as members of the board of directors, with their terms expiring at the 2006 annual meeting of stockholders. James R. Glynn and Jeffrey W. Lunsford also continued in office as members of the board of directors, with their terms expiring at the 2007 annual meeting of stockholders.

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

Dated: August 12, 2005
/s/ Thomas D. Willardson

Thomas D. Willardson
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)