Form 10-Q
period 2005-09-30
WEBSIDESTORY INC
filed 2005-11-25
CIK 1091158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a shell company. ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 31, 2005 was 18,263,215.

EXPLANATORY NOTE
     This Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 includes restatement adjustments relating to previously issued audited consolidated balance sheet for the year ended December 31, 2004 and restated unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2004. The previously issued financial statements of the Company are being restated to correct errors in the Company’s accounting treatment of a lease and sublease in connection with its headquarters in San Diego, California. See Note 2 to the Company’s unaudited condensed consolidated financial statements included in Part I — Item 1 of this report for additional information.

WEBSIDESTORY, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION
WEBSIDESTORY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2005	2004
	Unaudited	Restated
Assets
Current assets
Cash and cash equivalents	$12,881	$5,710
Investments	7,778	16,323
Accounts receivable, net	6,029	3,704
Prepaid expenses and other current assets	1,575	980

Total current assets	28,263	26,717
Property and equipment, net	2,599	1,884
Investments	11,004	8,676
Goodwill	25,885	—
Intangible assets, net	7,407	—
Other assets	2,102	341

	$77,260	$37,618

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$307	$307
Accrued liabilities	3,700	2,337
Deferred revenue	10,914	6,364
Capital lease short term	83	18
Note payable	5	27

Total current liabilities	15,009	9,053
Deferred rent	100	115
Capital lease long term	111	100
Other liabilities	136	205

Total liabilities	15,356	9,473

Commitments and contingencies
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 18,262,985 and 15,624,856 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	18	16
Additional paid in capital	112,666	82,895
Unearned stock-based compensation	(831)	(779)
Accumulated other comprehensive income	229	281
Accumulated deficit	(50,153)	(54,268)

Total stockholders’ equity	61,904	28,145

	$77,260	$37,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBSIDESTORY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
		Unaudited and		Unaudited and
	Unaudited	restated	Unaudited	restated
Revenues
Subscriptions	$10,709	$5,728	$26,650	$15,956
Advertising	628	7	1,056	112

Total revenues	11,337	5,735	27,706	16,068

Cost of revenues
Cost of revenue	1,955	847	4,574	2,376
Amortization of intangibles	67	—	126	—
Stock-based compensation	24	3	45	13

Total cost of revenues	2,046	850	4,745	2,389

Gross profit	9,291	4,885	22,961	13,679

Operating expenses
Sales and marketing	3,881	2,296	10,344	6,747
Technology development	1,294	914	3,130	2,902
General and administrative	1,792	841	4,338	2,321
Amortization of intangibles	515	—	717	—
Stock-based compensation (*)	195	190	693	676

Total operating expenses	7,677	4,241	19,222	12,646

Income from operations	1,614	644	3,739	1,033

Interest expense	(8)	(8)	(26)	(28)
Interest income	241	19	633	52
Other income (expense)	—	4	(51)	4

Income before provision for income taxes	1,847	659	4,295	1,061

Provision for income taxes	88	29	205	54

Net income	$1,759	$630	$4,090	$1,007

Accretion of discount on redeemable preferred stock	—	(458)	—	(1,326)
Amount allocated to participating preferred stockholders	—	(172)	—	—

Net income (loss) attributable to common stockholders	$1,759	$—	$4,090	$(319)

Net income (loss) per share attributable to common shareholders:
Basic	$0.10	$—	$0.24	$(0.07)
Diluted	$0.09	$—	$0.22	$(0.07)

Weighted average number of shares used in per share amounts:
Basic	18,093,867	4,663,440	16,890,651	4,580,572
Diluted	19,756,635	11,603,003	18,398,107	4,580,572

(*) Stock-based compensation
Sales and marketing	$53	$45	$141	$167
Technology development	48	8	221	31
General and administrative	94	137	331	478

	$195	$190	$693	$676

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBSIDESTORY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	September 30,	September 30,
	2005	2004
		Unaudited and
	Unaudited	restated
Cash flows from operating activities
Net income	$4,090	$1,007
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,798	684
Bad debt provision	113	59
Stock-based compensation	738	690
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,767)	(1,125)
Prepaid expenses and other assets	(2,141)	(1,666)
Accounts payable and accrued liabilities	563	1,622
Deferred revenue	1,299	1,972
Deferred rent	(22)	22
Other liabilities	(69)	(108)

Net cash provided by operating activities	4,602	3,157

Cash flows from investing activities
Purchase of investments	(12,756)	(1,900)
Maturities of investments	18,974	—
Purchase of property and equipment	(1,212)	(862)
Acquisition, net of cash acquired	(2,721)	—

Net cash provided by (used in) investing activities	2,285	(2,762)

Cash flows from financing activities
Exercise of stock options and warrants	495	334
Payments on capital lease	(42)	(15)
Payments on note payable	(80)	—

Net cash provided by financing activities	373	319

Effect of exchange rate changes on cash	(89)	3

Net increase in cash and cash equivalents	7,171	717

Cash and cash equivalents at beginning of period	5,710	5,690

Cash and cash equivalents at end of period	$12,881	$6,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

WebSideStory, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. The Company
Nature of Business
     WebSideStory, Inc. (the “Company”) was founded and commenced operations in September 1996. The Company is a leading provider of on-demand digital marketing applications. In May, 2005, the Company acquired Avivo Corporation (“Avivo”), a provider of on-demand website search and content management services. Businesses use the Company’s services to measure, manage and improve their online marketing performance. These services are provided to customers for a fee, which is generally fixed, determined based on the quantity and level of the Company’s services provided. Contracts for subscription services typically range in duration from one to three years.
     The Company’s business consists of a single reporting segment. The Company’s operations were located solely in the United States until December 1999. To pursue the sale of its products and services in international markets, the Company established wholly owned subsidiaries in France (February 2000), the Netherlands (August 2000) and the United Kingdom (April 2003).
2. Restatement of Financial Statements
     The Company will restate its annual financial statements for 2002 through 2004 and its quarterly financial statements for 2004 and the first and second quarters of 2005 to correct errors in its accounting for a sale-leaseback of its headquarters facility and related sublease of a portion of the facility. The Company entered into a lease of its headquarters in 1999 and entered into a sublease in 2001 (and amended the sublease in 2003) of a portion of the leased property. The lease and the sublease expire at the end of 2006. The Company recorded the lease as an operating lease and recorded rental expense on a straight-line basis over the lease term; however, under Emerging Issues Task Force Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” and Statement of Financial Accounting Standards No. 98, “Accounting for Leases,” the Company should have accounted for the lease as if the Company owned that portion of the building represented by the percentage of square feet the Company leases in relation to the total square feet of the building, during the period of construction. At the end of the construction period the Company had a failed sale-leaseback transaction as it had some form of continuing involvement that was not cured until December 2002. The Company should have accounted for the transaction as a financing transaction until the continuing involvement was cured. This restatement has no effect on the Company’s cash balances or net cash flow but does affect the income statements, balance sheets and statements of cash flow. The adjustments to correct this error result in a net increase to net loss of $23,000 in 1999, a net decrease to net loss of $119,000 in 2000, a net decrease to net loss of $134,000 in 2001, a net decrease to net loss of $179,000 in 2002, a net increase to net loss of $102,000 in 2003, a net decrease to net income of $102,000 in 2004 and a net decrease to net income of $52,000 in the six months ended June 30, 2005. The adjustments to correct this error resulted in an increase in long-term assets of $7.9 million, $11.6 million, and $11.1 million for 1999, 2000 and 2001, respectively, and an increase to long-term liabilities of $8.0 million, $11.5 million, and $10.9 million in 1999, 2000 and 2001, respectively, and a decrease in long-term liabilities of $410,000, $308,000, $205,000, and $154,000 for 2002, 2003, 2004 and the six months ended June 30, 2005, respectively. In December of 2002 the Company met the requirements for sale-leaseback accounting, because all continuing involvement in the asset was cured at this time, resulting in the removal of the building asset and the debt liability and the subsequent commencement of an operating lease for the Company’s headquarters.
     The Company had a loss on a sublease for a portion of the leased space as the rate on the head lease was more than the sublease rate. The Company had historically not recorded the loss on the sublease in accordance with Financial Accounting Standards Board Technical Bulletin 79-15, “Accounting for Loss on Sublease Not Involving the Disposal of a Segment”. When the Company cured its continuing involvement in the asset at the end of 2002, under FTB 79-15 the Company should have recorded a loss on the sublease of $262,000 with a related deferred rent obligation liability. That liability then should have been offset against all future rent expense resulting in a net decrease in net loss of $173,000 in 2003 and an increase in net income of $89,000 in 2004 inclusive of interest expense imputed on the deferred rent obligation liability of $17,000 in 2003 and $2,000 in 2004. The Company renegotiated the sublease in 2003 and extended the term to coincide with the expiration of the head lease. With the renegotiation of the sublease, the Company should have remeasured the liability associated with exiting the contract in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” to record a net increase to the liability and loss of $339,000 associated with the Company’s permanent exit of the space. Actual shortfalls should then have been charged against this liability as they occurred plus the recording of interest expense imputed on the deferred rent obligation liability. The adjustments to correct for this error result in a net increase in net loss of $176,000 in 2003, a net increase in net income of $143,000 in 2004 and an increase in net income of $73,000 for the six months ended June 30, 2005. The adjustments to correct the errors related to the original and renegotiated sublease resulted in an increase in current liabilities of $162,000, $142,000, $144,000 and $145,000 and an increase in long-term liabilities of $99,000, $296,000, $152,000 and $76,000 in 2002, 2003, 2004 and the six months ended June 30, 2005, respectively.
     In connection with this restatement, the Company also recorded certain immaterial items related to expenses that were incurred in 2004 that were not recorded until 2005, as well as the correction of an error in accounting for the deferral of sales commissions related to the Company’s European operations. The adjustments to correct these errors resulted in a decrease to net loss of $67,000 in 2003, a decrease to net income of $31,000 in 2004 and an increase to net income of $36,000 for the six months ended June 30, 2005. Additionally, the adjustments to correct these errors resulted in an increase to current assets of $67,000, $146,000 and $38,000 in 2003, 2004 and for the six months ended June 30, 2005 respectively, and an increase to current liabilities of $110,000 in 2004.
The cumulative effect of the above errors on earnings per share was $(0.01), $0.04, $0.04, $(0.02), $(0.05) $0.00, $0.00 for 1999, 2000, 2001, 2002, 2003, 2004 and six months ended June 30, 2005, respectively.
      The following table reconciles the amounts previously reported in the Company’s consolidated balance sheet at December 31, 2004.

WebSideStory, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2004
	As Previously Reported	Adjustments	As Restated
Prepaid expense and other current assets	$834	$146	$980
Total current assets	26,571	146	26,717
Total assets	37,472	146	37,618
Accrued liabilities	2,083	254	2,337
Total current liabilities	8,799	254	9,053
Deferred rent	320	(205)	115
Other liabilities	54	151	205
Total liabilities	9,273	200	9,473
Accumulated deficit	(54,214)	(54)	(54,268)
Total stockholders’ equity	28,199	(54)	28,145
Total liabilities and stockholders’ equity	$37,472	$146	$37,618
     The following is a summary schedule that reconciles the amounts previously reported in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2004 to the restated amounts.

	Three months ended			Nine months ended
	September 30, 2004			September 30, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$5,735		$5,735	$16,068		$16,068
Total cost of revenues	855	$(5)	850	2,403	$(14)	2,389

Gross profit	4,880	5	4,885	13,665	14	13,679
Operating expenses
Sales and marketing	2,308	(12)	2,296	6,804	(57)	6,747
Technology development	919	(5)	914	2,917	(15)	2,902
General and administrative	843	(2)	841	2,329	(8)	2,321
Other	190		190	676		676

Total operating expenses	4,260	(19)	4,241	12,726	(80)	12,646

Income from operations	620	24	644	939	94	1,033
Other income	23	(8)	15	55	(27)	28

Income before provision for income taxes	643	16	659	994	67	1,061
Provision for income taxes	29		29	54		54

Net income	614	16	630	940	67	1,007
Accretion of discount on redeemable preferred stock	(458)		(458)	(1,326)		(1,326)
Amount allocated to participating preferred stockholders	(156)	(16)	(172)

Net (loss) income attributable to common stockholders	$—	$—	$—	$(386)	$67	$(319)

Net (loss) income per share
Basic	$—	$—	$—	$(0.08)	$0.01	$(0.07)
Diluted	$—	$—	$—	$(0.08)	$0.01	$(0.07)
     The following is a summary schedule that reconciles the amounts originally reported in the Company’s unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2004 to the restated amounts.

	Nine months ended September 30, 2004
	As previously Reported	Adjustments	As Restated
Cash flows from operating activities
Net income	$940	$67	$1,007
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	684		684
Bad debt provision	59		59
Stock-based compensation	690		690
Changes in operating assets and liabilities:
Accounts receivable	(1,125)		(1,125)
Prepaid expenses and other assets	(1,628)	(38)	(1,666)
Accounts payable and accrued liabilities	1,620	2	1,622
Deferred revenue	1,972		1,972
Deferred rent	(55)	77	22
Other liabilities	—	(108)	(108)

Net cash provided by operating activities	3,157	—	3,157

Cash flows from investing activities
Net cash provided by investing activities	(2,762)	—	(2,762)

Cash flows from financing activities

Net cash provided by financing activities	319	—	319

Effect of exchange rate changes on cash	3	—	3

Net increase in cash and cash equivalents	717	—	717
Cash and cash equivalents at beginning of period	5,690		5,690

Cash and cash equivalents at end of period	$6,407	$—	$6,407

WebSideStory, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 and the related notes to the condensed consolidated financial statements are unaudited. The restated condensed consolidated balance sheet at December 31, 2004 is derived from the audited consolidated balance sheet at that date which is not presented in this quarterly report. These condensed statements and the related condensed notes should be read in conjunction with the audited consolidated financial statements and related notes together with management’s discussion and analysis of financial position and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004, as amended by amendment No. 1 to such report of Form 10-K/A for the year ended December 31, 2004, to be filed shortly with the Securities and Exchange Commission.
     Except as described in Note 2 above, in the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s 2004 annual report on Form 10-K and include all adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 include the results of operations of Avivo commencing on May 4, 2005. All intercompany balances and transactions have been eliminated. The financial results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.
Use of Estimates
     The condensed consolidated financial statements of the Company have been prepared using accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Actual results could differ from those estimates.
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
     The Company’s accounts receivable and net revenue are derived from a large number of customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. At September 30, 2005 and December 31, 2004, the allowance for potential credit losses was $427,000 and $407,000, respectively.
     As a result of the May 4, 2005 acquisition of Avivo, which derives a portion of its revenue from advertising, substantially all of the advertising revenue for the three and nine months ended September 30, 2005 were derived from one customer. Advertising revenue from that one customer accounted for approximately 6% and 4% of consolidated revenue for the three and nine months ended September 30, 2005, respectively. The Company had no revenue generated from a single customer that accounted for more than 10% of revenue for the three or nine months ended September 30, 2005; however, the Company had subscription revenue generated from The Walt Disney Internet Group that accounted for 10% of total revenue for the three and nine months ended September 30, 2004.
     As of September 30, 2005 and December 31, 2004, assets located outside the United States were 7% and 10% of total assets, respectively. Revenue for the three and nine months ended September 30, 2005 and 2004, by geographic location were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
United States	$9,898	$4,825	$23,675	$13,603
Europe	1,439	910	4,031	2,465

	$11,337	$5,735	$27,706	$16,068

WebSideStory, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Software and Website Development Costs
     The Company capitalizes qualifying software and website development costs, which are incurred during the application development stage, and amortizes them over their estimated useful lives. The Company capitalized $346,000 and $1.0 million during the three and nine months ended September 30, 2005, respectively, compared to $58,000 during the three and nine months ended September 30, 2004. The amounts capitalized in 2005 relate to software applications that will be used to support the Company’s keyword bid management tool and a reporting tool, both expected to be released in the fourth quarter of 2005. Capitalized software and website development costs are included in other assets in the accompanying condensed consolidated balance sheets. Amortization expense totaled $44,000 and $117,000 during the three and nine months ended September 30, 2005, respectively, and $12,000 and $30,000 during the three and nine months ended September 30, 2004, respectively.
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

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
		Restated		Restated
Comprehensive income
Net income	$1,759	$630	$4,090	$1,007

Other comprehensive income (loss)
Foreign currency translation	(3)	53	(52)	4

Total other comprehensive income (loss)	(3)	53	(52)	4

	$1,756	$683	$4,038	$1,011

Accounting for Stock-Based Compensation
     The Company measures compensation expense for its employee and director stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. Stock-based compensation is amortized over the related service periods using an accelerated graded method in accordance with Financial Accounting Standards Board (“FASB”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan.”
     Had compensation expense for employee stock options been determined based on the fair value of the options on the date of grant, the Company’s net income (loss) would have been as follows (in thousands, except per share data):

WebSideStory, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
		Restated		Restated
Net income (loss) attributable to common stockholders — as reported	$1,759	$—	$4,090	$(319)
Add: Stock-based employee compensation as reported in the statements of operations	219	193	738	689
Add: Adjustment to reported amount allocated to participating preferred stockholders	—	14	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(767)	(207)	(1,892)	(724)

Pro forma net income (loss) attributable to common stockholders	$1,211	$—	$2,936	$(354)

Net income (loss) per share attributable to common stockholders:
basic — as reported	$0.10	$—	$0.24	$(0.07)
diluted — as reported	$0.09	$—	$0.22	$(0.07)

basic — pro forma	$0.07	$—	$0.17	$(0.08)
diluted — pro forma	$0.06	$—	$0.16	$(0.08)
     For purposes of the above pro forma calculation, the value of each option granted was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.02%	3.12%	3.66%	2.91%
Expected volatility	26.47%	0%	26.99%	0%
Expected life (in years)	3.5	4.4	3.5	4.0
Dividend yield	0%	0%	0%	0%
Earnings (loss) per share
     Certain classes of preferred stock previously outstanding were entitled to participate in cash dividends in preference to common stock. For purposes of calculating basic earnings per share, undistributed earnings were allocated first to participating preferred stock up to the stated preferential dividend and any excess dividend distribution is allocated to common and participating preferred shares on a pro rata basis. Basic earnings per share was determined by dividing net income available to common and participating stockholders by the weighted average number of common and participating shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if options to purchase common stock or conversion rights of preferred stocks were exercised. In periods in which the inclusion of such instruments was anti-dilutive, the effect of such securities was not given consideration.
     The Company has excluded all convertible redeemable preferred stock, outstanding stock options and unvested common stock subject to repurchase from the calculation of diluted loss per share for the nine months ended September 30, 2004 because such securities are anti-dilutive for that period. The total number of potential common shares excluded from the calculation of diluted loss per share is detailed in the table below:

WebSideStory, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Nine months ended
September 30, 2004
Potential shares excluded from diluted loss per share:
Unvested common stock	306,426
Convertible redeemable preferred stock	5,634,131
Options and warrants	1,002,960

6,943,517

     There were no potential shares excluded in the earnings per share calculations for the three and nine months ended September 30, 2005 because the Company was profitable.
     Employee stock options to purchase approximately 35,467 and 61,689 shares of common stock during the three and nine months ended September 30, 2005 were outstanding but not included in the computation of diluted earnings per share, because the option price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would be anti-dilutive.
Income Taxes
     The Company has provided for income taxes using an estimated effective rate of approximately 4% for the nine months ended September 30, 2005. The Company has calculated its estimated effective tax rate based on certain estimated foreign taxes, state taxes and federal alternative minimum taxes. The Company has not provided for United States income taxes as it believes its deferred tax assets will be sufficient to cover all earnings for the three and nine months ended September 30, 2005; however, certain changes in ownership limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.
     We have recorded a valuation allowance for the deferred tax asset amounts that may not be available for use on future tax returns. The possible future reversal of the valuation allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent that valuation allowance relates to deferred tax assets acquired from Avivo, the possible future reversal of such valuation allowances will result in a credit to goodwill and will not result in future income statement benefit.
4. Acquisition
     On May 4, 2005, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated February 8, 2005, the Company acquired Avivo. Avivo is a provider of on-demand website search and content management technology. The acquisition of Avivo is expected to provide the Company opportunities to sell its services to Avivo’s existing customers, increase the size of the market for the Company’s offerings and expand the Company’s total product mix.
     Inclusive of the amounts held in escrow, discussed below, the Company paid approximately $4,199,000 in cash, issued 2,958,713 shares of common stock and 164,434 options to purchase the Company’s common stock in exchange for the outstanding capital stock and options of Avivo. Avivo’s shareholders also have the right to receive an earn-out payment, not to exceed $4.1 million, contingent on achievement of certain revenue objectives by Avivo in the 15-month period following the closing. Because the earn-out payment is contingent on the achievement of specific revenue targets, it will be accounted for as additional purchase price if and when it is earned.
     In accordance with the terms of the Merger Agreement and the Escrow Agreement (the “Escrow Agreement”) entered into by the Company on May 4, 2005, approximately $807,000 of the approximate $4,199,000 total cash consideration and approximately 592,000 of the 2,958,713 shares of common stock (together, the “Escrow Amount”) will be held in escrow to secure indemnification obligations of Avivo and possible adjustments to the purchase price conditioned on shortfalls in certain defined revenue goals for Avivo for a period of 15 months after the May 4, 2005 closing. Purchase price adjustments based on revenue shortfalls cannot exceed $6.5 million of the Escrow Amount. At the termination of the 15-month period, up to approximately one-fourth of the original Escrow Amount will be held back for an additional nine months to secure certain indemnification obligations of Avivo. The payment of the Escrow Amount to the shareholders of Avivo is contingent on the outcome of events that cannot be determined at this time. Any part of the Escrow Amount paid to the selling shareholders of Avivo will be accounted for as additional purchase price if and when such part of the Escrow Amount is no longer subject to the indemnification obligations under the Escrow Agreement.

WebSideStory, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
     The Company calculated an aggregate purchase price of approximately $32,998,000 including approximately $3,392,000 in cash, $27,731,000 in common stock and $1,409,000 in options issued to Avivo shareholders as well as transaction expenses of $466,000. The $27,731,000 assumed value of common stock is calculated based on approximately 2,367,000 shares of WebSideStory common stock and the average closing price of its common stock from the period two days before to two days after the public announcement of the Merger Agreement. The 2,367,000 shares of WebSideStory common stock is the balance remaining after the total share consideration of 2,958,713 is reduced by approximately 592,000 shares held back as part of the Escrow Amount.
The purchase price has been allocated as follows (in thousands):

May 4, 2005
Cash	$1,200
Accounts receivable	943
Prepaids and other current assets	172
Fixed assets	290
Other long-term assets	58
Intangible assets	8,250
Goodwill	25,885
Accounts payable and accrued liabilities	(905)
Deferred revenues	(3,428)
Other short term liabilities	(61)
Other long-term liabilities	(57)
Deferred stock based compensation	651

Purchase price, including transaction costs	$32,998

     The acquisition of Avivo closed on May 4, 2005. Therefore, the results of operations for the three and nine months ended September 30, 2005 include the results of operations of Avivo beginning May 4, 2005. The following table summarizes pro forma operating results for the three and nine months ended September 30, 2005 and 2004 as if the Company had completed the acquisition on January 1, 2004 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
		Restated		Restated
Revenues	$11,337	$7,176	$31,075	$20,076
Net income (loss)	1,759	308	3,897	(372)
Net income (loss) attributable to common stockholders	1,759	(322)	3,897	(1,698)
Net income (loss) per share — basic	0.09	(0.05)	0.20	(0.24)
Net income (loss) per share — diluted	$0.08	$(0.02)	$0.19	$(0.24)
     This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 2004, nor is it indicative of future financial results.
5. Recently Issued Accounting Pronouncement
     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair

WebSideStory, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
values. Such stock option expensing will require the Company to change its accounting policy. The Company currently accounts for stock-based awards to employees in accordance with APB No. 25. Under the Company’s current accounting policy, the Company records stock-based compensation based on the difference between the exercise price of the stock option and the fair market value at the time of grant. To arrive at the fair value for each option grant, SFAS No. 123R requires the use of an option pricing model to evaluate the Company’s stock by factoring in additional variables such as expected life of the option, risk-free interest rate, expected volatility of the stock and expected dividend yield. Subsequently, in May 2005, the Securities and Exchange Commission approved the rule delaying the effective date of SFAS No. 123R to the annual period beginning after June 15, 2005. SFAS No. 123R will be effective for the Company on January 1, 2006. The Company is currently evaluating which method of application will be used and the effect this rule will have on its consolidated financial statements and its future results, but the Company anticipates that, if it continues to grant stock options, SFAS No. 123R will have a material, adverse effect on the Company’s expenses.
6. Composition of Certain Balance Sheet Captions
Property and Equipment
     The following table sets forth the components of property and equipment, net (in thousands):

	September 30,	December 31,
	2005	2004
Property and equipment, net
Computers and office equipment	$10,161	$7,777
Furniture and fixtures	1,333	1,042
Leasehold improvements	674	466

	12,168	9,285
Accumulated depreciation and amortization	(9,569)	(7,401)

	$2,599	$1,884

     The Company leases certain computer and office equipment under capital leases. Included within property and equipment was $121,000 of such equipment as of September 30, 2005 and December 31, 2004. Accumulated amortization relating to certain computer and office equipment under capital leases totaled $15,000 and $3,000 at September 30, 2005 and December 31, 2004, respectively.
Investments
     Short-term and long-term investments consist of the following (in thousands):

	Short-term		Long-term
	September 30,	December 31,	September 30,	December 31,
	2005	2004	2005	2004
Investments
Held to maturity
Certificates of deposit	$2,000	$3,014	$2,204	$1,244
Mortgage backed securities	—	—	6,898	5,527
Federal agencies	1,003	—	1,902	1,905

	3,003	3,014	11,004	8,676

Available for sale
Auction rate securities	4,775	13,309	—	—

	4,775	13,309	—	—

	$7,778	$16,323	$11,004	$8,676

WebSideStory, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible Assets, net
     Intangible assets, net consist of the following (in thousands):

	Gross
	carrying	Accumulated
	amount	amortization	Net
Intangible assets, net
Customer relationships	$7,340	$(717)	$6,623
Acquired complete technology	910	(126)	784

	$8,250	$(843)	$7,407

     The customer relationships and acquired complete technology have amortization periods of approximately five years and three years, respectively. The values assigned to the intangible assets were, in large part, based on the values assigned by a valuation specialist using a discounted cash flow model. The customer relationships are amortized based on the pattern in which the economic benefit is consumed and the acquired complete technology is amortized on a straight-line basis, which approximates that pattern.
     Future amortization expense for the remainder of 2005 and for 2006, 2007, 2008, 2009 and thereafter is expected to be $0.5 million, $2.2 million, $1.9 million, $1.3 million and $1.5 million, respectively, excluding any incremental expense that could result if the Company consummates future acquisitions.
Other Assets
     Included within other assets is $807,000 of the approximate $4,199,000 cash consideration paid for the acquisition of Avivo that will be held in escrow to secure indemnification obligations of Avivo and conditional adjustments to the purchase price based on shortfalls in certain defined revenue goals for Avivo for a period of 15 months (with a portion extending up to 24 months) from the May 4, 2005 closing. The payment of this cash to the shareholders of Avivo is contingent on the outcome of certain events that cannot be determined at this time. Therefore, any part of this amount ultimately paid to the selling shareholders of Avivo will be accounted for as additional purchase price if, and when, it is no longer subject to the indemnification obligations under the Escrow Agreement.
Accrued Liabilities
     The following table sets forth the components of accrued liabilities (in thousands):

	September 30,	December 31,
	2005	2004
		Restated
Accrued liabilities
Accrued bonuses and commissions	$1,309	$917
Accrued payroll and vacation	755	501
Accrued sales tax	312	262
Accrued sublease liability	148	144
Other accrued expenses	1,176	513

	$3,700	$2,337

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K for the year ended December 31, 2004, as amended by Amendment No. 1 to such report on Form 10K/A for the year ended December 31, 2004, to be filed shortly with the Securities and Exchange Commission, or SEC.
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. This report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to our management. You can identify these forward-looking statements by the use of words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the Company’s reliance on its web analytics services for the majority of its revenue; blocking or erasing of cookies or limitations on our ability to use cookies; the Company’s limited experience with digital marketing applications beyond web analytics; the risks associated with integrating the operations and products of Avivo with those of the Company; privacy concerns and laws or other domestic or foreign regulations that may subject the Company to litigation or limit our ability to collect and use Internet user information; the highly competitive markets in which we operate that could make it difficult for WebSideStory to acquire and retain customers; the risk that WebSideStory’s customers fail to renew their agreements; the Company’s recent achievement of profitability and the risk that it may not maintain its profitability; the risk that the Company’s services may become obsolete in a market with rapidly changing technology and industry standards; and other risks described in our annual report on Form 10-K filed with the SEC, and in the discussions set forth below under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report.
     Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available.
Overview
     We are a leading provider of on-demand digital marketing applications including web analytics and website search and web content management services. Our Active Marketing Suite consists of web analytics, website search and web content management. Our Active Marketing Suite will also include keyword bid management after its expected release in the fourth quarter of 2005. Our web analytics services collect data from web browsers and processes that data and deliver reports of online behavior to our customers on-demand. Our website search and content management services allow users to better navigate our customers’ websites and enable our customers to make changes to their websites. Customers use our services to better understand how Internet users respond to website design, content, online marketing and e-commerce offerings and to manage the content of their web pages and make them searchable. We deliver our services on-demand over the Internet using secure, proprietary and scalable applications and system architectures, which allow us to concurrently serve a large number of customers and to efficiently distribute the workload across our networks of servers.
     We introduced the predecessors of our current web analytics services in late 1999. Our revenue from the sale of our subscription services has grown from $5.8 million in 2000 to $22.5 million in 2004 and $26.7 million for the nine months ended September 30, 2005.
     On May 4, 2005, we completed the acquisition of Avivo, a provider of on-demand website search and web content management services. Under the terms of the merger agreement, we paid approximately $4.2 million in cash and issued 2,958,713 shares of common stock and 164,434 options to purchase our common stock in exchange for the outstanding capital stock and options of Avivo. Avivo derives a portion of its revenue from advertising services. Consequently, our total advertising revenue increased to $1.1 million for the nine months ended September 30, 2005.

     We currently sell our services primarily through our direct sales force to a wide range of organizations in many industries. As of September 30, 2005, we had approximately 1,100 customers purchasing one or more applications from our Active Marketing Suite, an increase from approximately 180 customers at December 31, 2001. None of our customers accounted for more than 10% of our revenue for the twelve months ended December 31, 2004 or the nine months ended September 30, 2005.
     In the nine months ended September 30, 2005 and September 30, 2004, we generated approximately 15% and 15% of revenue, respectively, from customers in Europe. We anticipate that the percentage of revenue from international operations will remain consistent or grow as we increase our direct sales force and build brand awareness in foreign markets. We have recently released foreign language versions of our HBX service to facilitate use in certain foreign markets. Although we have not entered into any agreement or understanding for an international acquisition, we have evaluated international acquisition opportunities in the past and will continue to do so in the future.
Restatement of Financial Statements
     The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments to our audited consolidated financial statements as of and for the three years ended December 31, 2004 and unaudited condensed consolidated financial statements for the three months ended March 31, 2005 and the three and six months ended June 30, 2005. See Note 2 to the unaudited condensed consolidated financial statements included in Part I — Item 1 of this report.
     The Company will restate its annual financial statements for 2002 through 2004 and its quarterly financial statements for 2004 and the first and second quarters of 2005 to correct errors in its accounting for a sale-leaseback of its headquarters facility and related sublease of a portion of the facility. The Company entered into a lease of its headquarters in 1999 and entered into a sublease in 2001 (and amended the sublease in 2003) of a portion of the leased property. The lease and the sublease expire at the end of 2006. The Company recorded the lease as an operating lease and recorded rental expense on a straight-line basis over the lease term; however, under Emerging Issues Task Force Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” and Statement of Financial Accounting Standards No. 98, “Accounting for Leases,” the Company should have accounted for the lease as if the Company owned that portion of the building represented by the percentage of square feet the Company leases in relation to the total square feet of the building, during the period of construction. At the end of the construction period the Company had a failed sale-leaseback transaction as it had some form of continuing involvement that was not cured until December 2002. The Company should have accounted for the transaction as a financing transaction until the continuing involvement was cured. This restatement has no effect on the Company’s cash balances or net cash flow but does affect the income statements, balance sheets and statements of cash flow. The adjustments to correct this error result in a net increase to net loss of $23,000 in 1999, a net decrease to net loss of $119,000 in 2000, a net decrease to net loss of $134,000 in 2001, a net decrease to net loss of $179,000 in 2002, a net increase to net loss of $102,000 in 2003, a net decrease to net income of $102,000 in 2004 and a net decrease to net income of $52,000 in the six months ended June 30, 2005. The adjustments to correct this error resulted in an increase in long-term assets of $7.9 million, $11.6 million, and $11.1 million for 1999, 2000 and 2001, respectively, and an increase to long-term liabilities of $8.0 million, $11.5 million, and $10.9 million in 1999, 2000 and 2001, respectively, and a decrease in long-term liabilities of $410,000, $308,000, $205,000, and $154,000 for 2002, 2003, 2004 and the six months ended June 30, 2005, respectively. In December of 2002 the Company met the requirements for sale-leaseback accounting, because all continuing involvement in the asset was cured at this time, resulting in the removal of the building asset and the debt liability and the subsequent commencement of an operating lease for the Company’s headquarters.
     The Company had a loss on a sublease for a portion of the leased space as the rate on the head lease was more than the sublease rate. The Company had historically not recorded the loss on the sublease in accordance with Financial Accounting Standards Board Technical Bulletin 79-15, “Accounting for Loss on Sublease Not Involving the Disposal of a Segment”. When the Company cured its continuing involvement in the asset at the end of 2002, under FTB 79-15 the Company should have recorded a loss on the sublease of $262,000 with a related deferred rent obligation liability. That liability then should have been offset against all future rent expense resulting in a net decrease in net loss of $173,000 in 2003 and an increase in net income of $89,000 in 2004 inclusive of interest expense imputed on the deferred rent obligation liability of $17,000 in 2003 and $2,000 in 2004. The Company renegotiated the sublease in 2003 and extended the term to coincide with the expiration of the head lease. With the renegotiation of the sublease, the Company should have remeasured the liability associated with exiting the contract in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” to record a net increase to the liability and loss of $339,000 associated with the Company’s permanent exit of the space. Actual shortfalls should then have been charged against this liability as they occurred plus the recording of interest expense imputed on the deferred rent obligation liability. The adjustments to correct for this error result in a net increase in net loss of $176,000 in 2003, a net increase in net income of $143,000 in 2004 and an increase in net income of $73,000 for the six months ended June 30, 2005. The adjustments to correct the errors related to the original and renegotiated sublease resulted in an increase in current liabilities of $162,000, $142,000, $144,000 and $145,000 and an increase in long-term liabilities of $99,000, $296,000, $152,000 and $76,000 in 2002, 2003, 2004 and the six months ended June 30, 2005, respectively.
     In connection with this restatement, the Company also recorded certain immaterial items related to expenses that were incurred in 2004 that were not recorded until 2005, as well as the correction of an error in accounting for the deferral of sales commissions related to the Company’s European operations. The adjustments to correct these errors resulted in a decrease to net loss of $67,000 in 2003, a decrease to net income of $31,000 in 2005 and an increase to net income of $36,000 for the six months ended June 30, 2005. Additionally, the adjustments to correct these errors resulted in an increase to current assets of $67,000, $146,000 and $38,000 in 2003, 2004 and for the six months ended June 30, 2005 respectively, and an increase to current liabilities of $110,000 in 2004.
The cumulative effect of the above errors on earnings per share was $(0.01), $0.04, $0.04, $(0.02), $(0.05) $0.00, $0.00 for 1999, 2000, 2001, 2002, 2003, 2004 and six months ended June 30, 2005, respectively.

Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on our condensed consolidated financial statements which have been prepared using accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expense and related disclosures. On an on-going basis, we evaluate estimates, including those related to bad debts, depreciation and life of developed software, fixed assets and impairment of intangible and tangible assets. These estimates are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
     Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations and include revenue recognition, allowance for doubtful accounts, accounting for income taxes and stock-based compensation. Management believes there have been no material changes during the nine month period ended September 30, 2005 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC.
Results of Operations
     The following table presents our selected unaudited condensed consolidated statements of operations data (as a percentage of revenue) for the periods indicated:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	Unaudited	Unaudited and	Unaudited	Unaudited and
		restated		restated
Revenues
Subscriptions	94%	100%	96%	99%
Advertising	6%	0%	4%	1%

Total revenues	100%	100%	100%	100%
Cost of revenues
Cost of revenue	17%	15%	16%	15%
Amortization of intangibles	1%	0%	0%	0%
Stock-based compensation	0%	0%	0%	0%

Total cost of revenues	18%	15%	16%	15%

Gross profit	82%	85%	84%	85%
Operating expenses
Sales and marketing	34%	40%	37%	42%
Technology development	11%	16%	11%	18%
General and administrative	16%	15%	16%	14%
Amortization of intangibles	4%	0%	3%	0%
Stock-based compensation	2%	3%	3%	4%

Total operating expenses	67%	74%	70%	78%

Income from operations	15%	11%	14%	7%
Interest expense	0%	0%	0%	0%
Interest income	2%	0%	2%	0%
Other expense	0%	0%	0%	0%

Income before provision for income taxes	17%	11%	16%	7%
Provision for income taxes	1%	1%	1%	0%

Net income	16%	10%	15%	7%
Accretion of discount on redeemable preferred stock	0%	-8%	0%	-8%
Amount allocated to participating preferred stockholders	0%	-2%	0%	0%

Net income (loss) attributable to common stockholders	16%	0%	15%	-1%

Three Months Ended September 30, 2005 and 2004
Revenue
     Total revenue increased 98% to $11.3 million for the three months ended September 30, 2005 from $5.7 million for the three months ended September 30, 2004.
     Subscription Revenue. Subscription revenue increased 87% to $10.7 million, or 94% of total revenue, for the three months ended September 30, 2005 from $5.7 million, or 100% of total revenue, for the three months ended September 30, 2004. The increase in subscription revenue over the previous year was primarily the result of increasing the number of new customers for our services and the inclusion of Avivo subscription revenue beginning May 4, 2005. We expect subscription revenue to continue to increase in the future as we continue to increase our customer base.
     Advertising Revenue. Advertising revenue increased to $628,000, or 6% of total revenue, for the three months ended September 30, 2005 from $7,000, or less than 1% of total revenue, for the three months ended September 30, 2004. This increase is entirely due to the acquisition of Avivo and inclusion of its advertising revenue beginning May 4, 2005.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $1.2 million, or 141%, to $2.0 million, or 18% of total revenue, for the three months ended September 30, 2005 from $850,000, or 15% of total revenue, for the three months ended September 30, 2004. This increase resulted from the inclusion of Avivo’s cost of revenue beginning May 4, 2005 combined with an increase in salaries, bandwidth costs, amortization of intangibles and employee-related costs associated with the expansion of our professional services department and an increase in costs associated with network personnel. In addition, we incurred higher depreciation and repair and maintenance expense as a result of our continuing effort to expand and service our network of computer servers. Cost of revenue may continue to increase in absolute dollars and as a percentage of revenue in future periods because the cost of revenue from Avivo’s subscription services is higher than our cost of revenue prior to the acquisition.
     Sales and Marketing Expenses. Sales and marketing expenses increased $1.6 million, or 69%, to $3.9 million, or 34% of total revenue, for the three months ended September 30, 2005 from $2.3 million, or 40% of total revenue, for the three months ended September 30, 2004. This increase was primarily attributable to salaries and wages and related employee benefits for additional sales and marketing personnel and increased sales commissions and bonuses related to increased revenue. Additionally, the increase in sales and marketing personnel and the number of customers contributed to higher travel and lodging costs. Sales and marketing expenses as a percentage of total revenue declined primarily due to lower sales and marketing costs as a percentage of Avivo’s revenue and due to increased productivity of sales personnel. As our customer base grows and our company expands to meet the increased demands, we will continue to hire additional sales and customer retention personnel in future periods.
     Technology Development Expenses. Technology development expenses increased 42% to $1.3 million, or 11% of total revenue, for the three months ended September 30, 2005 from $0.9 million, or 16% of total revenue, for the three months ended September 30, 2004. This increase was primarily attributable to salaries and wages for additional engineering staff and to the inclusion of Avivo. This increase was partially offset by the capitalization of $346,000 of internally developed new product software for the three months ended September 30, 2005 compared to $58,000 during the same period in 2004. We expect that technology development expenses will increase in future periods as we continue to add engineering resources. Additionally, we expect that the amount of new software development costs capitalized will decrease in future quarters as we launch our new keyword bid management service, expected in the fourth quarter.
     General and Administrative Expenses. General and administrative expenses increased 113% to $1.8 million, or 16% of total revenue, for the three months ended September 30, 2005 from $841,000, or 15% of total revenue, for the three months ended September 30, 2004. This increase was largely due to professional fees for accounting and legal services, an overall increase in salaries and wages, an increase in certain insurance coverage and an increase in bad debt expense. The acquisition of Avivo also added to general and administrative expenses. We expect general and administrative expenses to increase as we add headcount and incur additional costs related to operating as a public company. These costs are expected to include additional accounting, legal, insurance and consulting fees.

Amortization of Intangibles
     The amortization of intangibles expense of $515,000 for the three months ended September 30, 2005 is based on the Avivo purchase price allocation of $8.3 million in intangibles assets. These intangibles have estimated lives ranging from 3 to 6 years with a weighted-average estimated life of approximately 5 years. Intangible asset amortization of acquired complete technology is included in cost of revenue and amortization of customer contracts is included in operating expenses.
Stock-Based Compensation Expenses
     Stock-based compensation expenses remained relatively consistent as we had only a small increase of 3% to $195,000, or 2% of total revenue, for the three months ended September 30, 2005 from $190,000, or 3% of total revenue, for the three months ended September 30, 2004. During the remainder of 2005, based on the current intrinsic method of stock option valuation, we expect stock-based compensation expenses to remain consistent or decrease. In the first quarter of 2006, when we adopt SFAS No. 123R, assuming we make no significant changes to our current equity incentive practices, we expect stock-based compensation expense to increase. We are currently evaluating the effect that the adoption of this pronouncement will have on our results of operations.
Other Income, Net
     Other income, net was $233,000 for the three months ended September 30, 2005, which was an increase of $210,000 from $23,000 for the three months ended September 30, 2004. The increase in net interest income was due to interest earned on funds invested. We had $31.7 million in cash and marketable securities as of September 30, 2005, which was up from $8.3 million as of September 30, 2004. In 2004, other income, net consisted of interest income on investments and interest expense on bank borrowings.
Provision for Income Taxes
     The provision for income taxes increased $59,000 to $88,000 for the three months ended September 30, 2005 from $29,000 for the three months ended September 30, 2004. As we have net operating loss carryforwards from prior years that can be used to offset current income, we have provided for income taxes using an estimated effective rate of approximately 4% for the three months ended September 30, 2005, primarily related to current taxes associated with our foreign operations and alternative minimum taxes associated with our U.S. operations.
Nine Months Ended September 30, 2005 and 2004
Revenue
     Total revenue increased 72% to $27.7 million for the nine months ended September 30, 2005 from $16.1 million for the nine months ended September 30, 2004.
     Subscription Revenue. Subscription revenue increased 67% to $26.6 million, or 96% of total revenue, for the nine months ended September 30, 2005 from $16.0 million, or 99% of total revenue, for the nine months ended September 30, 2004. The increase in subscription revenue over the previous year was primarily the result of increasing the number of new customers for our services and the addition of revenue from the Avivo acquisition. We expect subscription revenue to continue to increase in the future as we increase our customer base.
     Advertising Revenue. Advertising revenue increased to $1.1 million, or 4% of total revenue, for the nine months ended September 30, 2005 from $112,000, or 1% of total revenue, for the nine months ended September 30, 2004. This increase is attributable to Avivo’s advertising revenue.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $2.3 million, or 99%, to $4.7 million, or 16% of total revenue, for the nine months ended September 30, 2005 from $2.4 million, or 15% of total revenue, for the nine months ended September 30, 2004. This increase primarily resulted from an increase in salaries, bonuses and employee-related costs associated with the expansion of our professional services department and an increase in costs associated with network personnel. In addition, we incurred higher rent and utility costs, increased bandwidth charges and increased depreciation expense. Cost of revenue also increased as a result of the Avivo acquisition. Cost of revenue may continue to increase in absolute dollars and as a percentage of revenue in future periods because the professional services required to support implementation for our Avivo search and content solutions is higher than for HBX.

     Sales and Marketing Expenses. Sales and marketing expenses increased 53% to $10.3 million, or 37% of total revenue, for the nine months ended September 30, 2005 from $6.7 million, or 42% of total revenue, for the nine months ended September 30, 2004. This increase was primarily attributable to salaries and wages and related employee benefits for additional sales and marketing personnel and increased sales commissions and bonuses related to increased revenue. Additionally, the increase in sales and marketing personnel and number of customers contributed to higher travel, lodging and communication costs. The acquisition of Avivo also added to the increase. Sales and marketing expenses as a percentage of total revenue declined primarily due to increased productivity of sales personnel. As our customer base grows and our company expands to meet the increased demands, we will continue to hire additional sales and customer support personnel in future periods.
     Technology Development Expenses. Technology development expenses increased 8% to $3.1 million, or 11% of total revenue, for the nine months ended September 30, 2005 from $2.9 million, or 18% of total revenue, for the nine months ended September 30, 2004. This increase was the result of higher salaries and wages and related employee benefit costs and higher depreciation, partially offset by the capitalization of $1.0 million of internally-developed new product software for the nine months ended September 30, 2005. This compares to $58,000 of internally-developed new product software costs capitalized during the same period in 2004. We expect that technology development expenses will continue to increase in future periods as we add engineering resources. Additionally, we expect that the amount of new software development costs capitalized will decrease in future quarters as we launch our new keyword bid management service, which is expected to occur in the fourth quarter.
     General and Administrative Expenses. General and administrative expenses increased 87% to $4.3 million, or 16% of total revenue, for the nine months ended September 30, 2005 from $2.3 million, or 14% of total revenue, for the nine months ended September 30, 2004. This increase was largely due to additional professional fees for accounting and legal services associated with being a public company, an overall increase in salaries and wages and an increase in insurance premiums. The acquisition of Avivo also added to the increase. We expect general and administrative expenses to increase as we add headcount and incur additional accounting and legal costs related to operating as a public company, including the costs of our ongoing Sarbanes-Oxley compliance initiative and additional consulting costs associated with that initiative.
Amortization of Intangibles
     The amortization of intangibles expense of $717,000 for the nine months ended September 30, 2005 is attributable to the Avivo purchase price allocation of $8.3 million in intangible assets. These intangibles have estimated lives ranging from 3 to 6 years with a weighted-average estimated life of approximately 5 years. Intangible asset amortization of acquired complete technology is included in cost of revenue and amortization of customer contracts is included in operating expense.
Stock-Based Compensation Expenses
     Stock-based compensation expenses remained relatively consistent as we realized only a small increase of 3% to $693,000, or 3% of total revenue, for the nine months ended September 30, 2005 from $676,000, or 4% of total revenue, for the nine months ended September 30, 2004. During the remainder of 2005, based on the current intrinsic method of stock option valuation, we expect stock-based compensation expenses to remain consistent or decrease. In the first quarter of 2006, when we adopt SFAS No. 123R, assuming we make no significant changes to our current equity incentive practices, we expect stock-based compensation expense to increase. We are currently evaluating the effect that the adoption of this pronouncement will have on our results of operations.
Other Income, Net
     Other income, net was $556,000 for the nine months ended September 30, 2005, an increase of $501,000 from $55,000 for the nine months ended September 30, 2004. The increase in net interest income was due to interest earned on funds invested. We had $31.5 million in cash and marketable securities as of September 30, 2005, up from $8.3 million as of September 30, 2004. In 2004, other income, net consisted of interest income on investments and interest expense on bank borrowings.
Provision for Income Taxes
     The provision for income taxes increased $151,000 to $205,000 for the nine months ended September 30, 2005 from $54,000 for the nine months ended September 30, 2004. As we have net operating loss carryforwards from prior years that can be used to offset current income, we have provided for income taxes using an estimated effective rate of approximately 4% for the nine months ended September 30, 2005, primarily related to current taxes associated with our foreign operations and alternative minimum taxes associated with our U.S. operations.

Liquidity and Capital Resources
     As of September 30, 2005, we had $12.9 million of cash and cash equivalents, $7.8 million in short-term investments and $13.3 million in working capital, as compared to $5.7 million of cash and cash equivalents, $16.3 million in short-term investments and $17.7 million in working capital as of December 31, 2004. The decrease in working capital is the result of the cash used to acquire Avivo combined with an increase in current liabilities, most notably deferred revenue. Long-term investments increased $2.3 million to $11.0 million as of September 30, 2005 as compared to $8.7 million as of December 31, 2004. We had no debt as of September 30, 2005.
     On May 4, 2005, we acquired Avivo. Under the terms of the merger agreement, we paid approximately $4,199,000 in cash and issued 2,958,713 shares of common stock and 164,434 options to purchase our common stock in exchange for the outstanding capital stock and options of Avivo. In addition to the cash consideration paid to the former shareholders of Avivo, we paid approximately $466,000 in transaction expenses. Avivo’s shareholders also have the right to receive an earn-out payment, not to exceed $4.1 million, contingent on achievement of certain revenue objectives by Avivo in the 15-month period following the closing.
     In accordance with the terms of the merger agreement and the escrow agreement entered into by the Company on May 4, 2005, approximately $807,000 of the approximate $4,199,000 in cash consideration and 592,000 of the 2,958,713 shares of common stock will be held in escrow to secure indemnification obligations of Avivo and conditional adjustments to the purchase price based on shortfalls in certain revenue goals for Avivo for a period of 15 months from and after the May 4, 2005 closing. Based on those defined revenue goals, up to $6.5 million of the amount in escrow can be recovered by us. At the termination of the 15-month period up to approximately one-fourth of the original amount in escrow will be held back for an additional nine months to secure indemnification obligations of Avivo.
Cash Flow
     Net cash provided by operating activities was $4.6 million and $3.2 million for the nine months ended September 30, 2005 and 2004, respectively. In 2005, net income for the nine months ended September 30, 2005 of $4.1 million was the largest contributor to the cash provided by operations. That amount was increased by non-cash add-backs of $1.8 million for depreciation and amortization and $0.7 million for stock-based compensation. Offsetting the positive non-cash items were changes in operating assets and liabilities including increases in accounts receivable of $1.8 million and prepaid expenses and other assets of $2.1 million, which collectively decreased cash provided from operations by $3.9 million. Total accounts payable and accrued liabilities increased $0.6 million and deferred revenue increased $1.3 million, further increasing cash provided from operating activities by approximately $1.9 million.
     Net cash provided by investing activities totaled $2.3 million for the nine months ended September 30, 2005 and net cash used in investing activities of $2.8 million for the nine months ended September 30, 2004. In 2005, we invested cash in short and long-term investments. Net cash provided by the maturity of such investments was $19.0 million during the nine months ended September, 30, 2005. In 2004, our investing activities consisted primarily of purchases of fixed assets, investments in software and purchases of short and long-term investments. Capital expenditures in both periods were principally related to our network infrastructure and computer equipment for our employees. We will continue to invest in our network infrastructure and in software development to ensure reliability of our network and to introduce new services and enhancements to our existing services. Cash used in the acquisition of Avivo is shown net of the $1.2 million cash Avivo had at the time of the acquisition.
     Net cash provided by financing activities was $373,000 and $319,000 for the nine months ended September 30, 2005 and 2004, respectively. Our cash provided by financing activities primarily consisted of stock option exercises.
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
     As of September 30, 2005 and all periods prior, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Risk Factors
     The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this quarterly report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see the Risk Factors section in our annual report filed on Form 10-K filed with the SEC on March 29, 2005.
Risks Related to Our Business
We have identified material weaknesses in our internal control over financial reporting, and the reliability of our financial reporting may be adversely affected if we do not remediate these material weaknesses or if we have other material weaknesses in our internal control over financial reporting.
     As more fully described in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, on November 2, 2005, our chief executive officer, chief financial officer and audit committee concluded that our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 and our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 should be restated to correct an error in the Company’s accounting treatment of a sublease. Subsequently, our management determined that there was also an error in our accounting treatment of the lease for our headquarters and that the financial statements affected by such error should be restated to correct that error as well.
     According to the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a material weakness in internal control over financial reporting. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     As required by SEC Rule 13a-15(b), in connection with filing this Form 10-Q, our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that material weaknesses existed in our internal control over financial reporting as of September 30, 2005 with respect to the application of lease accounting principles and insufficient staffing levels in our accounting and financial reporting department. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. For a description of these material weaknesses and the steps we are undertaking to remediate them, see “Item 4. Controls and Procedures” contained in this report. The existence of one or more material weaknesses could impact the reliability of our financial reporting, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.
Our web analytics services comprise a substantial majority of our revenue, and our business will be harmed if customer demand for these services declines.
     Our web analytics services, HBX and HitBox Professional, and related support represented 96% and 99% of our total revenue for the years ended December 31, 2003 and 2004, respectively, and 96% of our total revenue for the nine months ended September 30, 2005. We anticipate that web analytics services and support will continue to represent a majority of our total revenues. Our future success will depend, in part, on our ability to enhance our web analytics services to meet client needs, to add functionality or to address technological advancements. Our future success will also be dependent upon our ability to attract new web analytics customers and to convince existing web analytics customers to renew their subscription agreements with us. In order to expand or to maintain our web analytics business, we may need to make significant investments in additional sales, marketing and other resources, which may not generate any additional revenues. We have experienced significant competition from other providers of web analytics services and cannot assure you that we will be able to continue to enhance our web analytics technology, expand our business or remain competitive in this market, any of which could have a material adverse effect on our business, financial condition and results of operations.
We have limited experience with digital marketing applications, and our efforts to expand our services beyond web analytics may not be successful.
     We have historically focused on the web analytics market and our efforts to expand our business beyond web analytics may not be successful. With our acquisition of Avivo in May 2005, we expanded our services to include website search and web content management. We plan to introduce our keyword bid management service during the fourth quarter of 2005, and our strategy includes the further expansion of our service offerings to include additional digital marketing applications in the future. The launch of new services can involve technological challenges, which may not be resolved on a timely basis or at all and may require significant development efforts and expenditures. We cannot assure you that we will be able to successfully launch our keyword bid management service on a timely basis or that our website search, web content management, keyword bid management or other new services will achieve market acceptance or generate significant revenue. In addition, the expansion of our services beyond web analytics may result in a diversion of management’s attention and may require us to commit significant financial and other resources to an unproven business that may not generate a commensurate level of revenue or profits and could limit the resources we are able to devote to our existing business. If we are not successful in our expansion efforts, our brand image and existing business could be harmed and our stock price could decline.
If we cannot successfully integrate our business with that of Avivo, or if the benefits of the acquisition of Avivo do not meet the expectations of investors or financial or industry analysts, the market price of our common stock may decline.
     We completed the acquisition of Avivo on May 4, 2005 and cannot assure you that we will realize the anticipated benefits of this acquisition. The market price of our common stock may decline as a result of our acquisition of Avivo for a variety of reasons, including, among others, the following:
•	we may not be able to integrate our business with that of Avivo in a timely and efficient manner, or at all;

•	the combined company may not achieve the benefits of the acquisition as rapidly as, or to the extent, anticipated by investors or financial or industry analysts;

•	we may not be able to expand the customer base of Avivo and in particular, may not be able to continue to generate advertising revenue from Avivo’s free website search services; or

•	the former stockholders of Avivo could dispose of a significant portion of our common stock that they received in connection with the acquisition.

     In addition, the market price of our stock may be adversely affected as a result of changes to the preliminary purchase price valuation and the allocation of the acquired Avivo business. We estimated the purchase price of Avivo and the allocation of the purchase price to Avivo’s tangible and intangible assets and liabilities. Those preliminary estimates may change as a result of, among other things, finalization of a valuation study and review by our independent public accountants. Changes to our preliminary purchase price calculation and allocation may adversely affect our results of operations in future periods.
     We operate in highly competitive markets, which could make it difficult for us to acquire and retain customers.
     The market for digital marketing applications is rapidly evolving and highly competitive. We expect competition to increase from existing competitors as well as new market entrants. We compete primarily with other application service providers and software vendors on the basis of product functionality, price, timeliness and level of service. Should our competitors consolidate, or if our smaller competitors are acquired by other, larger competitors, they may be able to provide services comparable to ours at a lower price or for free due to their size and diverse service offerings. We also compete with companies that offer digital marketing software bundled with other products or services, which may result in such companies effectively selling these services at prices below the market. Our current principal competitors include:
•	web analytics providers such as Coremetrics, Omniture, Google and Webtrends;

•	website search providers such as Endeca, Google and Verity; and

•	web content management providers such as Interwoven and Vignette.
     As we introduce our keyword bid management service, we anticipate that we will face competition from providers of keyword management services.
     In addition, we face competition from companies that develop similar technologies for their own use. Many companies, including some of our largest potential customers, use internally developed digital marketing software rather than the commercial services or software offered by us or our competitors. These companies may seek to offer their internally developed software commercially in the future, which would bring us into direct competition with their products. To date, no web analytics service has been adopted as the industry standard for measuring Internet user behavior and preferences. However, if one of our current or future competitors is successful in establishing its products and services as the industry standard, it will be difficult for us to retain current customers or attract additional customers for our services.
     Furthermore, some businesses may require data or reports that are available only in competitors’ products, and potential customers may, therefore, select the products of our competitors. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger client bases and substantially greater resources. As a result, these competitors may be able to devote more resources to new customer acquisitions or may be able to respond to evolving market needs more quickly. If we are not able to compete successfully against our current and future competitors, it will be difficult to acquire and retain customers, and we may experience limited or no revenue growth, reduced operating margins, loss of market share and diminished value in our services.
Most of our services are sold pursuant to short-term subscription agreements, and if our customers elect not to renew these agreements, our revenue may decrease.
     Typically, our services are sold pursuant to short-term subscription agreements, which are generally one to three years in duration with no obligation to renew. Many of our customers are relatively new, which makes it difficult for us to predict if they will renew their agreements. Many of our subscription agreements will be subject to renewal in the next 12 months, and we cannot assure you that such agreements will be renewed. Our renewal rates may decline due to a variety of factors, including the services and prices offered by our competitors, the level of service we provide, consolidation in our customer base or if some of our customers cease their operations. If our renewal rates are low or decline for any reason, or if customers renew on less favorable terms, our revenue may decrease, which could adversely affect our stock price.

Because we recognize revenue over the terms of our subscription agreements, the lack of subscription renewals or new subscription agreements may not be immediately reflected in our operating results.
     We recognize revenue from our customers monthly over the term of their agreements with us. As a result, the majority of our quarterly revenue usually represents deferred revenue from subscription agreements entered into during previous quarters. A decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue for the corresponding quarter but will negatively affect our revenue in future quarters. In addition, the effect of significant downturns in sales and market acceptance of our services may not be fully reflected in our results of operations until future periods.
We have only recently become profitable and may not be able to maintain our profitability.
     Although we have generated net income in recent periods, we have not historically been profitable and may not be able to continue to be profitable. In addition, Avivo was not profitable until the fourth quarter of 2004. We expect that our expenses relating to the sales of our services, technology improvements and general and administrative functions and the costs of operating and maintaining our network, will increase in the future. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which could adversely affect our operating results and profitability.
If we fail to respond to rapidly changing technology or evolving industry standards, our services may become obsolete or less competitive.
     The market for our services is characterized by rapid technological advances, changes in client requirements, changes in protocols and evolving industry standards. If we are unable to develop enhancements to and new features for our existing services or acceptable new services that keep pace with rapid technological developments, our services may become obsolete, less marketable and less competitive and our business will be harmed. The success of any enhancements, new features and services depends on several factors, including the timing of completion, functionality and market acceptance of the feature or service. Failure to produce acceptable new features and services may significantly impair our revenue growth and reputation.
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
     Although we have errors and omissions insurance with coverage limits of up to $2 million, this coverage may be inadequate and may not be available in the future on acceptable terms, or at all. We cannot assure you that this policy will cover any claim against us for loss of data or other indirect or consequential damages, and defending a suit, regardless of its merit, could be costly and divert management’s attention.
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
     We periodically engage in preliminary discussions relating to acquisitions, but we are not currently a party to any acquisition agreements relating to pending or proposed acquisitions.
Fluctuations in our operating results may make it difficult to predict our future performance and may result in volatility in the market price of our common stock.
     Due to our limited experience in offering a suite of on-demand digital marketing applications, our evolving business model and the unpredictability of our emerging industry, we may not be able to accurately forecast our rate of growth. In addition, we may experience significant fluctuations in our operating results for other reasons such as:
•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or payment terms or those of our competitors;

•	concerns relating to the security of our network and systems;

•	the rate of success of our domestic and international expansion;

•	our ability to hire and retain key executives and technical and sales and marketing personnel;

•	our ability to expand our operations and the amount and timing of expenditures related to this expansion;

•	limitations in the scalability of our network and systems;

•	costs related to the integration of Avivo with our business and the development or acquisition of other technologies, products or businesses; and

•	general economic, industry and market conditions.
     These factors tend to make the timing and amount of revenue unpredictable and may lead to greater period-to-period fluctuations in revenue than we have experienced in the past.
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
     Our network is susceptible to outages due to fires, floods, power loss, telecommunications failures, systems failures, break-ins and similar events. We have experienced some outages due to power loss, systems failure and telecommunications failure. Our network infrastructure is located in San Diego, California and in San Jose, California, areas susceptible to earthquakes and rolling electricity black-outs. We do not have multiple operating sites for our services. Our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Frequent or persistent disruptions of our services could cause us to suffer losses that are impossible to quantify at this time such as claims by customers for indirect or consequential damages, loss of market share and damages to our reputation. Our business interruption insurance may not compensate us for every type of loss resulting from disruptions of our services, and even if the type of loss is covered, the amount incurred may exceed the loss limitations in our insurance policies.
     All of our customers’ data and our servers are located at two, third party co-location facilities located in San Diego, California, operated by Level 3 Communications, Inc. and in San Jose, California, operated by Equinix, Inc. Our agreement with Level 3 expires in September 2007 and Level 3 has the right to terminate the agreement if (i) we fail to pay any amount past due within ten days after written notice; or (ii) we fail to observe or perform any other material term of the agreement and such failure continues for 30 days after written notice to us by Level 3. Level 3 may terminate our rights to use the co-location space and receive co-location services if (a) Level 3’s rights to use its leased San Diego property terminates or expires for any reason, (b) we are in default of the agreement, (c) we make a material alteration to the co-location space without Level 3’s prior written consent, (d) we allow persons not pre-approved by Level 3 to have access to the Level 3 facilities, or (e) we possess firearms, illegal drugs, or alcohol in a Level 3 facility or engage in any criminal activity in any such facility; provided that with respect to (b), (c) and (d), we will have ten days after written notice to us to cure the breach, unless our actions interfere or have the potential to interfere with other Level 3 customers.
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
     Our services involve the storage and transmission of proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error or otherwise, and someone obtains unauthorized access to our data or our customers’ data, we could incur liability and our reputation will be damaged. For example, hackers or individuals who attempt to breach our network security could, if successful, misappropriate proprietary information or cause interruptions in our services. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and resources to protect against or to alleviate problems. We may not be able to remedy any problems caused by hackers or saboteurs in a timely manner or at all. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed, and we could lose current and potential customers.

Any failure to adequately expand our direct sales force will impede our growth.
     We expect to be substantially dependent on our direct sales force to obtain new customers, particularly large enterprise customers, and to manage our customer relationships. We plan to expand our direct sales force and believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our service will suffer.
We may encounter difficulties managing our growth, which could adversely affect our results of operations.
     We have experienced significant growth in recent periods. Our total revenue has grown from $14.3 million in 2000 to $22.6 million in 2004, and our total revenue for the nine months ended September 30, 2005 was $27.7 million. We anticipate that we will need to continue to expand and effectively manage our organization, operations and facilities in order to manage our growth and maintain our recent profitability. We have increased the number of our full-time employees and we expect to continue to expand our team to meet our strategic objectives. If we continue to grow, it is possible that our management, systems and facilities currently in place may not be adequate. Our need to effectively manage our operations and growth requires that we continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement these tasks on a large scale and, accordingly, may not achieve our strategic objectives.
The success of our business depends in large part on our ability to protect and enforce our intellectual property rights.
     We regard the protection of our inventions, patents, copyrights, service marks, trademarks and trade secrets as important to our future success. We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws and contractual restrictions to establish and protect our proprietary rights, all of which only offer limited protection. We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business in order to limit access to and disclosure of our proprietary information. Despite our efforts, the steps we have taken to protect our intellectual property may not prevent the misappropriation of proprietary rights or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. The enforcement of our intellectual property rights also depends on our legal actions against such infringers being successful, but we cannot be sure such actions will be successful, even when our rights have been infringed.
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
     We believe that developing and maintaining awareness of the WebSideStory brand in a cost-effective manner is critical to achieving widespread acceptance of our current and future services and is an important element in attracting new customers. Furthermore, we believe that brand recognition will become more important as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.
We rely on our management team and will need to hire additional personnel to grow our business.
     Our success and future growth depends to a significant degree on the skills and continued services of Jeffrey W. Lunsford, our president, chief executive officer and chairman, who was hired in April 2003, and also on our senior management team. We anticipate that we will need to continue to hire key management personnel. We may not be able to successfully locate, hire, assimilate and retain other qualified key management personnel to grow our business.
     We have employment agreements with our executive officers; however, under these agreements, our employment relationships with our executive officers are “at-will,” and they can terminate their employment relationship with us at any time. We do not maintain key person life insurance on any members of our management team.
     Our future success also depends on our ability to attract, retain and motivate highly skilled technical, managerial, sales, marketing and customer service personnel. We plan to hire additional personnel in all areas of our business, in particular for our sales, marketing and technology development areas, both domestically and internationally. Competition for these types of personnel is intense, particularly in the Internet industry. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to retain and attract the necessary personnel could adversely affect our business.
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
     We currently maintain a sales office in the Netherlands and currently have sales personnel or independent sales consultants in Australia, Canada, France, Germany, Singapore, Sweden and the United Kingdom. We have limited experience operating in these foreign jurisdictions and no experience operating in other foreign markets into which we may expand in the future. Conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:
•	unexpected changes in foreign regulatory requirements;

•	localization of our service, including translation into foreign languages and associated expenses;

•	fluctuations in currency exchange rates;

•	political, social and economic instability abroad, including the conflicts in the Middle East, terrorist attacks and security concerns in general;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	maintaining and servicing computer hardware in distant locations;

•	the burdens of complying with a wide variety of foreign laws and different legal standards; and

•	reduced or varied protection for intellectual property rights in some countries.
     The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. In addition, the Internet may not be used as widely in international markets in which we expand our operations and, as a result, we may not be successful in offering our services internationally.
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
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or SFAS No. 123R. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Such stock option expensing will require us to change our accounting policy. We currently account for stock-based awards to employees in accordance with APB No. 25. Under our current accounting policy, we record stock-based compensation based on the difference between the exercise price of the stock option and the fair market value at the time of grant. To arrive at the fair value for each option grant, SFAS No. 123R requires the use of an option pricing model to evaluate our stock by factoring in additional variables such as expected life of the option, risk-free interest rate, expected volatility of the stock and expected dividend yield. Subsequently, in May 2005, the SEC approved the rule delaying the effective date of SFAS No. 123R to the annual period beginning after June 15, 2005. SFAS No. 123R will be effective for us for the quarter ended March 31, 2006. We are evaluating the effect this rule will have on our condensed consolidated financial statements and our future results, but we expect that, unless we change our equity incentive practices, it will have a material, adverse effect on our compensation expenses.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could impact the reliability of our financial reporting.
     We are in the process of documenting and testing our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments and a written report on the effectiveness of our internal control over financial reporting and a report by our independent auditors expressing opinions on the assessment in management’s report and on the effectiveness of our internal control over financial reporting. During the course of our testing, we may identify significant deficiencies or material weaknesses which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. As described above, we have already identified material weaknesses with respect to the application of lease accounting principles and insufficient staffing levels in our accounting and financial reporting department. For a description of these material weaknesses and the steps we are undertaking to remediate them, see “Item 4. Controls and Procedures” contained in this report. In addition, if we fail to maintain effective internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we will not be able to conclude that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, which may impact the reliability of our financial reporting and could cause us to be untimely with our periodic report filings with the SEC resulting in our inability to use Form S-3 for financings. If we cannot favorably assess the effectiveness of our internal control over financial reporting as of December 31, 2005, or if our auditors cannot timely attest to management’s assessment or if they identify material weaknesses in our internal control over financial reporting, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.
Our net operating loss and tax credit carryforwards may expire unutilized, which could prevent us from offsetting future taxable income.
     We believe that a change of control occurred in connection with our October 2004 initial public offering and that will cause the limitation of Section 382 of the Internal Revenue Code of 1986, as amended. Furthermore, sales of our convertible redeemable preferred stock in 1999, 2000 and 2001 may be deemed a change of control that could cause the limitation of Section 382 to be applicable. This limitation would allow us to use only a portion of the net operating loss and tax credit carryforwards generated prior to the deemed Section 382 change of control to offset future taxable income, if any, for United States and state income tax purposes. However, based on the annual limitation available and projected taxable income, it is not expected that the change in ownership will impact our cash payments related to income taxes. As of December 31, 2004, we had federal net operating loss carryforwards of approximately $12.8 million and state net operating loss carryforwards of approximately $5.9 million. Federal net operating losses generally carry forward for 20 years from the year generated. The expiration dates for net operating losses vary among states. Most of our state net operating losses are in California, and these net operating losses will begin to expire in 2006.
     As of December 31, 2004, we had federal research and development tax credits of $166,000 and California research and development tax credits of $107,000. Federal research and development tax credits have a 20-year carry forward period and begin to expire in 2016. California research and development tax credits have no expiration.
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
     Recently, the legislatures of several states including Utah, California, Arizona, Virginia, and Arkansas enacted legislation designed to protect Internet users’ privacy by prohibiting certain kinds of downloadable software defined as “spyware.” Similar legislation has been considered, or is being considered, in nearly all state legislatures and in the U.S. House of Representatives. Such legislation, if it includes a broad definition of “spyware,” could restrict our information collection methods. Any restriction or change to our information collection methods would cause us to spend substantial money and time to make such changes and could decrease the amount and utility of the information that we collect.
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
     Expansion in the sales of our service depends on the continued reliance on the Internet as a communications and commerce platform for enterprises. The use of the Internet as a business tool could be adversely impacted by the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality-of-service. The performance of the Internet and its acceptance as a business tool has been harmed by viruses, worms, and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a widespread communications medium and commercial platform and business processes do not continue to move online, the demand for our service would be significantly reduced, which would harm our business.
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
Risks Related to the Securities Markets and the Ownership of Our Common Stock
Our stock price may be volatile and you may not be able to sell your shares at an attractive price.
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
Future sales of our common stock by our stockholders may depress our stock price.
     Our existing stockholders hold a substantial number of shares of our common stock that they generally are currently able to sell in the public market. In particular, the former Avivo shareholders who received shares of our common stock pursuant to the merger agreement with Avivo are generally able to sell in the public market, except for those significant Avivo shareholders who entered into a stock transfer restriction agreement with us. The restrictions on transfer for those stockholders expire at certain times throughout the year and these stockholders will be able to sell their shares of common stock in the public market pursuant to Rule 145 in the near future. Sales by our existing stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. We have also registered the shares of our common stock that are subject to outstanding stock options or reserved for issuance under our stock option plans, which shares can also be freely sold in the public market upon issuance. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or for other stockholders.
     Moreover, certain of our stockholders have established trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of common stock, and other employees and affiliates, including our directors and executive officers, may choose to establish similar plans in the future. Sales of a substantial number of shares of our common stock in the public market after this offering could cause the market price of our common stock to decline and could impair our ability to raise additional capital through equity financings.
Our executive officers and directors and their affiliates may exercise influence over stockholder voting matters in a manner that may not be in the best interest of all of our stockholders.
     Our executive officers and directors and entities affiliated with them beneficially will own after this offering, in the aggregate, approximately 12.9% of our outstanding common stock. As a result, these stockholders may collectively be able to influence matters requiring approval of our stockholders, including the election of directors and significant corporate transactions. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control of our company, even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign revenue has been primarily in Euros. Revenue from our customers domiciled outside the United States were 16% and 15% for the nine months ended September 30, 2005 and September 30, 2004, respectively.
Interest Rate Sensitivity
     We had unrestricted cash, cash equivalents and short and long-term marketable securities totaling $30.7 million and $30.0 million at December 31, 2004 and September 30, 2005, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, the end of the quarter covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that certain control deficiencies, which constituted material weaknesses, as discussed below, existed in our internal control over financial reporting as of September 30, 2005. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2005.

Material Weaknesses in Internal Control Over Financial Reporting
     During the third quarter of 2005, our management reviewed our accounting treatment for leases. Following that review, on November 2, 2005 our chief executive officer, chief financial officer and audit committee concluded that our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 and our unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, should be restated to correct an error in our accounting treatment of a sublease. Subsequently, our management determined that there was also an error in our accounting treatment of the lease for our headquarters and that the financial statements affected by such error should be restated to correct that error as well. In addition, we will be correcting certain errors which, while previously determined to be immaterial, will nevertheless be corrected in connection with this restatement. According to the PCAOB’s Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a material weakness. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     We performed additional analyses and other post-closing procedures in order to conclude that our consolidated financial statements included in this Quarterly Report on Form 10-Q are presented in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that despite these material weaknesses, the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Insufficient Staffing in Our Accounting and Financial Reporting Functions. As of September 30, 2005, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of accounting principles generally accepted in the United States of America commensurate with our financial reporting requirements. Specifically, we need to add a strong accountant possessing appropriate knowledge, experience and training in the application of technical accounting principles to support our financial accounting and reporting functions. This control deficiency contributed to the material weakness described below, which resulted in the pending restatements of our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004 and the unaudited condensed consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005. This control deficiency also resulted in an adjustment to the Company’s consolidated financial statements included in the quarterly report on Form 10-Q for the quarter ended June 30, 2005 to correct stock-based compensation expense and additional paid-in capital. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures, including stock-based compensation and additional paid-in capital and those described below, that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Application of Lease-Related Generally Accepted Accounting Principles. As of September 30, 2005, we did not maintain effective controls over the selection, application and monitoring of our accounting policies related to leasing transactions. Specifically, our controls over our selection, application and monitoring of our accounting policies related to the effect of lease and sub-lease transactions were ineffective to ensure that such transactions were accounted for in conformity with accounting principles generally accepted in the United States of America. This control deficiency resulted in the pending restatements of our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004 and the unaudited condensed consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005. Accordingly, management determined that this control deficiency constitutes a material weakness.
Management’s Remediation Initiatives
We are in the process of remediating the material weaknesses in our internal control over financial reporting described above. Several elements of our remediation plan can only be accomplished over time. We have taken the following actions in the third quarter of 2005 to remediate the material weakness related to insufficient staffing in our accounting and financial reporting functions:
•	We have initiated a search for a qualified individual to support our financial accounting and reporting functions. We have not completed the hiring process, as we continue to assess our staffing needs. We need, at a minimum, a strong accountant to ensure compliance with all current and future accounting rules. Currently, the existing staff is addressing our application of generally accepted accounting principles. We have applied additional resources and improved the documentation of our job descriptions within the financial accounting and reporting functions, but more is needed in this area and will be enhanced with the addition of a technical accountant. We are and have been actively recruiting for the accountant position for several months. We have experienced difficulty in finding qualified applicants as this appears to be a high demand area. We will strive to fill the position as soon as possible.
•	We are engaging a financial consulting firm to assist in the accounting and financial reporting function as we continue to actively search for a permanent hire. As deemed necessary, we will leverage their resources and expertise to help ensure compliance with accounting principles generally accepted in the United States of America.
We have taken the following actions in September, October and November 2005 to remediate the material weakness related to the application of lease-related generally accepted accounting principles:
•	We reviewed the terms of our leases and sublease, together with the applicable accounting literature relating to lease accounting, to determine the proper accounting treatment for our headquarters lease and sub-lease and to confirm the accounting treatment for our other leases;
•	We changed our internal control over financial reporting to identify the procedures to follow for appropriate lease and sub-lease accounting;
•	We educated accounting department personnel regarding correct lease and sub-lease accounting procedures; and
•	We expanded the procedures in our internal control over financial reporting related to periodic reviews of non-routine transactions.

     (b) Changes in Internal Control Over Financial Reporting
     Except as described above, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     As of September 30, 2005, we had used $16.75 million of the net proceeds from our initial public offering to redeem all of the outstanding shares of our redeemable preferred stock, and pursuant to our acquisition of Avivo in May 2005, we paid approximately $4,199,000 in cash and issued 2,958,713 shares of common stock and 164,434 options to purchase our common stock in exchange for the outstanding capital stock and options of Avivo.
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
Dated: November 25, 2005

/s/ Thomas D. Willardson

Thomas D. Willardson Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)