Form 10-K/A
period 2004-12-31
WEBSIDESTORY INC
filed 2005-12-15
CIK 1091158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
(Amendment No. 1)
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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common equity held by non-affiliates of the registrant as of March 24, 2005 was approximately $95,283,325, based on the closing stock price as reported by the Nasdaq National Market.* The registrant’s common stock was not publicly traded as of last business day of its most recently completed second quarter.
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to its 2005 annual meeting of stockholders are incorporated by reference into Part III of this report. Such proxy statement was filed with the Commission April 14, 2005.

Explanatory Note
This Amendment No. 1 to WebSideStory, Inc.’s (the “Company”) Annual Report on Form 10-K/A for the year ended December 31, 2004 includes restated audited consolidated financial statements for the years ended December 31, 2002, 2003 and 2004.
The previously issued audited consolidated financial statements of the Company have been restated to correct errors in the Company’s accounting treatment for a lease and sublease in connection with its headquarters in San Diego, California as well as other less significant errors. See Note 2 to the Company’s audited consolidated financial statements included in Part II – Item 8 of this report for additional information. As previously disclosed in the Company’s Form 8-K filed on November 8, 2005, the Company’s consolidated financial statements previously included in the Company’s 2004 Form 10-K filed on March 29, 2005 and the Company’s unaudited interim condensed consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 filed on May 6, 2005 and August 12, 2005, respectively, should not be relied upon.
The Company has amended and restated in its entirety each item of the Annual Report on Form 10-K for the year ended December 31, 2004 (the “Original Form 10-K”), filed with the Securities and Exchange Commission on March 29, 2005 (the “Original Filing Date”), that has been changed to reflect the restatement. These items include Items 6, 7, 8 and 9A of Part II. The Company has supplemented Part IV, Item 15 to include current certifications of the Company’s chief executive officer and chief financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32 to this Amendment. No other information included in the Original Form 10-K is amended hereby.
Except as stated above, this Amendment speaks only as of the Original Filing Date and this filing does not reflect any events occurring after the Original Filing Date.

WEBSIDESTORY, INC.
FORM 10-K/A — ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Page
PART II

Item 6 Selected Financial Data	2
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 8 Financial Statements and Supplementary Data	10

Item 9A Controls and Procedures	11

PART IV
Item 15 Exhibits and Financial Statement Schedules	13

SIGNATURES	17
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Item 6. Selected Consolidated Financial Data.
     The condensed consolidated financial and operating data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A.
     The Condensed Consolidated Statement of Operations Data for the years ended December 31, 2002, 2003, and 2004 and the Condensed Consolidated Balance Sheet Data as of December 31, 2003 and 2004 are derived from the audited consolidated financial statements that are included elsewhere in this annual report on Form 10-K/A. The Condensed Consolidated Statement of Operations Data for the years ended December 31, 2000, and 2001 and the Condensed Consolidated Balance Sheet data as of December 31, 2000, 2001 and 2002 are derived from unaudited financial statements that are not included in this annual report.
Condensed Consolidated Statement of Operations Data (in thousands, except share and per share data)

	Year Ended December 31,
	2000	2001	2002	2003	2004
	Restated	Restated	Restated	Restated	Restated
Revenues	$14,251	$14,447	$13,570	$16,360	$22,602
(Loss) income from operations	(19,971)	(3,780)	(1,887)	(2,608)	1,642
Net (loss) income	(21,145)	(4,663)	(2,625)	(2,078)	1,768
Net loss attributable to common stockholders	(24,834)	(6,317)	(3,992)	(3,644)	(947)
Net loss per share attributable to common stockholders — basic and diluted	$(7.84)	$(1.67)	$(1.05)	$(0.91)	$(0.13)
Weighted-average shares used in computing per share amount — basic and diluted	3,166,127	3,784,319	3,806,550	4,001,979	7,300,809
Condensed Consolidated Balance Sheet Data (in thousands)

	As of December 31,
	2000	2001	2002	2003	2004
	Restated	Restated	Restated	Restated	Restated
Cash, cash equivalents and short-term marketable securities	$5,355	$4,704	$4,563	$5,690	$22,033
Working capital	5,327	4,210	2,740	2,679	17,664
Total assets	24,307	20,685	8,605	9,917	37,618
Redeemable preferred stock	10,000	11,181	12,519	14,056	—
Convertible redeemable preferred stock	29,357	31,266	30,008	28,837	—
Accumulated deficit	(46,670)	(51,333)	(53,958)	(56,036)	(54,268)
Total stockholders’ (deficit) equity	$(32,527)	$(35,945)	$(38,273)	$(39,179)	$28,145
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
Restatement of Financial Statements
The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments to our audited consolidated financial statements as of and for each of the three years in the period ended December 31, 2004. See Note 2 to the audited consolidated financial statements included in Part II-Item 8 of this report.
     The Company has restated its annual financial statements for 2002 through 2004 and its quarterly financial statements for 2003 and 2004 and the first and second quarters of 2005 to correct errors in its accounting for a sale-leaseback of its headquarters facility and related sublease of a portion of the facility. The Company entered into a lease of its headquarters in 1999 and entered into a sublease in 2001 (and amended the sublease in 2003) of a portion of the leased property. The lease and the sublease expire at the end of 2006. The Company originally recorded the lease as an operating lease and recorded rental expense on a straight-line basis over the lease term; however, under Emerging Issues Task Force Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” and Statement of Financial Accounting Standards No. 98, “Accounting for Leases,” the Company should have accounted for the lease as if the Company owned that portion of the building represented by the percentage of square feet the Company leases in relation to the total square feet of the building, during the period of construction. At the end of the construction period the Company had a failed sale-leaseback transaction as it had some form of continuing involvement until December 2002. The Company should have accounted for the transaction as a financing transaction until the continuing involvement ceased. This restatement has no effect on the Company’s cash balances or net cash flow but does affect the income statements, balance sheets and statements of cash flow. The adjustments to correct this error result in a net increase to net loss of $23,000 or $0.01 per share in 1999, a net decrease to net loss of $119,000 or $0.04 per share in 2000, a net decrease to net loss of $134,000 or $0.04 per share in 2001, a net decrease to net loss of $179,000 or $0.05 per share in 2002, a net increase to net loss of $102,000 or $0.03 per share in 2003, a net decrease to net income of $102,000 in 2004 and a net decrease to net income of $26,000 or $0.00 for the three months ended March 31, 2005 and a net decrease to net income of $52,000 or $0.00 per share in the six months ended June 30, 2005. The adjustments to correct this error resulted in an increase in long-term assets of $7.9 million, $11.6 million, and $11.1 million for 1999, 2000 and 2001, respectively, and an increase to long-term liabilities of $8.0 million, $11.5 million, and $10.9 million in 1999, 2000 and 2001, respectively, and a decrease in long-term liabilities of $410,000, $308,000, $205,000, $179,000 and $154,000 for 2002, 2003, 2004, the three months ended March 31, 2005 and the six months ended June 30, 2005, respectively. In December of 2002 the Company met the requirements for sale-leaseback accounting, because all continuing involvement in the asset ceased at that time, resulting in the removal of the building asset and the debt liability and the subsequent commencement of an operating lease for the Company’s headquarters.
     The Company had a loss on a sublease for a portion of the leased space as the rate on the head lease was more than the sublease rate. The Company had historically not recorded the loss on the sublease in accordance with Financial Accounting Standards Board Technical Bulletin 79-15, “Accounting for Loss on Sublease Not Involving the Disposal of a Segment”. When the Company cured its continuing involvement in the asset at the end of 2002, under FTB 79-15 the Company should have recorded a loss on the sublease of $262,000 with a related deferred rent obligation liability. That liability then should have been offset against all future rent expense resulting in a net decrease in net loss of $173,000 or $0.04 per share in 2003 and an increase in net income of $89,000 or $0.01 per share in 2004 inclusive of interest expense imputed on the deferred rent obligation liability of $17,000 in 2003 and $2,000 in 2004. The Company renegotiated the sublease in 2003 and extended the term to coincide with the expiration of the head lease. With the renegotiation of the sublease, the Company should have remeasured the liability associated with exiting the contract in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” to record a net increase to the liability and loss of $339,000 associated with the Company’s permanent exit of the space. Actual shortfalls should then have been charged against this liability as they occurred plus the recording of interest expense imputed on the deferred rent obligation liability. The adjustments to correct this error result in a net increase in net loss of $176,000 or $0.04 per share in 2003, a net increase in net income of $143,000 or $0.02 per share in 2004, a net increase to net income of $36,000 or $0.00 per share for the three months ended March 31, 2005 and an increase in net income of $73,000 or $0.00 per share for the six months ended June 30, 2005. The adjustments to correct the errors related to the original and renegotiated sublease resulted in an increase in current liabilities of $162,000, $142,000, $144,000, $144,000 and $145,000 and an increase in long-term liabilities of $99,000, $296,000, $152,000, $115,000 and $76,000 in 2002, 2003, 2004, the three months ended March 31, 2005 and the six months ended June 30, 2005, respectively.
     In connection with this restatement, the Company also recorded certain immaterial items related to expenses that were incurred in 2004 that were not recorded until 2005 and corrected an error in accounting for the deferral of sales commissions related to the Company’s European operations. The adjustments to correct these errors resulted in a decrease to net loss of $67,000 or $0.02 per share in 2003, a decrease to net income of $31,000 or $0.00 per share in 2004 and an increase to net income of $3,000 for the six months ended June 30, 2005. Additionally, the adjustments to correct these errors resulted in an increase to current assets of $67,000, $146,000 and $38,000 in 2003, 2004 and for the six months ended June 30, 2005, respectively, and an increase to current liabilities of $110,000 in 2004.
     The cumulative effect of the above errors on earnings per share was $(0.01), $0.04, $0.04, $(0.02), $(0.05), $0.00, $0.00 and $0.00 for 1999, 2000, 2001, 2002, 2003, 2004, the three months ended March 31, 2005 and six months ended June 30, 2005, respectively.
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
     We entered into an agreement and plan of merger agreement with Avivo Corporation, a California corporation on February 8, 2005. Pursuant to this agreement, we anticipate issuing shares of our common stock, options to purchase shares of our common stock and paying cash to Avivo shareholders in exchange for all of the outstanding shares of common stock and options held by Avivo shareholders. Please see Note 13 to the Consolidated Financial Statements included elsewhere in this report for further details regarding our proposed acquisition of Avivo Corporation.
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
     While we have discontinued offering our services in exchange for advertising revenue, we continue to generate minimal advertising revenues from related pre-existing arrangements. We anticipate advertising revenues from our legacy free web analytics service will continue to decline. In future periods we anticipate consolidated revenue from advertising to increase in connection with our anticipated acquisition of Avivo Corporation. Please see Note 13 to the Consolidated Financial Statements included elsewhere in this report for further details regarding our proposed acquisition of Avivo Corporation.
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
Results of Operations
     The following table presents our selected consolidated statements of operations data as a percent of our total revenues for the periods indicated:

	Year Ended
	December 31,
	2002	2003	2004
	Restated	Restated	Restated
Revenues:
Subscription	89%	96%	99%
Advertising	11	4	1

Total revenues	100	100	100
Cost of revenues:
Cost of revenues	26	20	15
Stock-based compensation expenses	—	—	—

Total cost of revenues	26	20	15

Gross profit	74	80	85
Operating expenses:
Sales and marketing	42	44	43
Research and development	22	21	16
General and administrative	22	23	15
IPO expenses	—	—	—
Stock-based compensation expenses(1)	2	8	4

Total operating expenses	88	96	78

Income (loss) from operations	(14)	(16)	7
Interest expense	(7)	—	—
Interest income	—	—	1
Other income	1	3	—

Net income (loss) before provision for (benefit from) income taxes	(20)	(13)	8

Provision for (benefit from) income taxes	—	—	—

Net income (loss)	(20)%	(13)%	8%

	Year Ended
	December 31,
	2002	2003	2004
(1) Stock-based compensation expenses:
Sales and marketing	1%	2%	1%
Research and development	1	—	—
General and administrative	—	6	3

	2%	8%	4%
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
     Sales and Marketing Expenses. Sales and marketing expenses increased 34% from $7.3 million, or 44% of total revenues, for the year ended December 31, 2003 to $9.7 million, or 43% of total revenues, for the year ended December 31, 2004. This was primarily attributable to salaries for additional sales and marketing personnel and increased sales commissions related to increased revenues and customers. Salaries and wages increased $702,000, travel and entertainment increased $384,000 and bonus and commissions increased $515,000. Sales and marketing expenses as a percentage of total revenues declined primarily due to increased productivity of sales personnel. Since we plan to hire additional sales personnel in future periods, we expect our sales and marketing personnel and related costs to increase in absolute dollars but decrease as a percentage of revenues in future periods as a result of the recurring nature of our revenues and lower cost of renewal as compared to initial acquisition cost of a customer.
     Research and Development Expenses. Research and development expenses increased 11% from $3.4 million, or 21% of total revenues, for the year ended December 31, 2003 to $3.8 million, or 16% of total revenues, for the year ended December 31, 2004. This increase was primarily a result of increased salary expense of $201,000 and other costs associated with the development of our HBX service. We expect that research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies and services, but decrease as a percentage of revenues in future periods as a result of the scalability and efficiency of our application infrastructure.
     General and Administrative Expenses. General and administrative expenses decreased 12% from $3.8 million, or 23% of total revenues, for the year ended December 31, 2003 to $3.3 million, or 15% of total revenues, for the year ended December 31, 2004. The decrease was primarily attributable to $339,000 of expense in connection with the amendment of a sublease at our corporate facility in October of 2003 as well as a severance payment of $375,000 related to the departure of our former chief executive officer and a one-time signing bonus of $100,000 related to the hiring of our new chief executive officer paid in 2003. A reduction in our bad debt expense was partially associated with the release of $77,000 of the valuation allowance placed on customer receivables that were subsequently collected during the fourth quarter of 2004. Our recurring general and administrative cost increased during 2004, the result of the addition of costs associated with our operation as a public company, which included adding a chief financial officer, added costs for directors’ and officers’ insurance, and added accounting and legal fees. We expect general and administrative expenses to increase as we add personnel to support the anticipated growth of our business and incur additional costs related to operating as a public company. These costs are expected to include additional accounting, legal, insurance and consulting fees.
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
Other Income, Net
     Other income, net, decreased from $499,000 for the year ended December 31, 2003 to $172,000 for the year ended December 31, 2004. This decrease was primarily attributable to the payment of a one-time license fee in 2003 that was recorded in other income, which resulted in $526,000 in other income being recorded in the fourth quarter of 2003. Other income for the year ended December 31, 2003 and 2004 included net interest income of $10,000 and $167,000, respectively. The increase in net interest income in 2004 was due to the repayment of our borrowings on a line of credit in July 2003 and the interest earned on our cash balances, which increased substantially after the completion of our initial public offering at the beginning of October 2004.
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
Operating Expenses
     Cost of Revenues. Cost of revenues decreased 8% from $3.5 million, or 26% of total revenues, for 2002 to $3.2 million, or 20% of total revenues, for 2003. This decrease was principally a result of a $355,000 decrease in Internet connectivity costs, and a $314,000 decrease in depreciation resulting from lower market price of servers and increased server capacity, offset by increased professional services personnel costs of $146,000 and increased network salaries of $20,000.
     Sales and Marketing Expenses. Sales and marketing expenses increased 27% from $5.7 million, or 42% of total revenues, for 2002 to $7.3 million, or 44% of total revenue, for 2003. This increase was primarily attributable to the hiring of a vice president of sales and the addition of a sales organization in the United Kingdom and a field sales force in the United States. We also enhanced our commission plans and expanded our customer service group. Our travel and entertainment expenses increased in connection with our sales force and customer service expansion. Our expenditures on marketing programs increased as we attended more trade shows, hosted conferences for our HBX users, and conducted other promotional activities.
     Research and Development Expenses. Research and development expenses increased 15% from $3.0 million, or 22% of total revenues, for 2002 to $3.4 million, or 21% of total revenues, for 2003. The increase in absolute dollars was primarily a result of increased salaries of our existing development personnel.
     General and Administrative Expenses. General and administrative expenses increased 25% from $3.0 million, or 22% of total revenues, for 2002 to $3.8 million, or 23% of total revenues, for 2003. The majority of the increase was attributable to the amendment to our sublease as well as the severance paid to our former chief executive officer and a one-time signing bonus for our new chief executive officer, which was partially offset by an increased focus on cost savings during 2003.
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
Other Income, Net
     Other income, net increased from a net expense of $757,000 for 2002 to net income of $499,000 in 2003, which was primarily due to a non-recurring technology cross-license agreement.
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
     As of December 31, 2004, we had $5.7 million of cash and cash equivalents, $16.3 million in short-term investments, $8.7 million in long-term investments, and $17.7 million in working capital, as compared to $5.7 million of cash and cash equivalents and $2.7 million in working capital as of December 31, 2003.
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

Selected Condensed Consolidated Quarterly Data (unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,	June 30,	June 30,	Sept. 30	Sept. 30	Dec 31,	Dec 31,
	2003	2003	2003	2003	2003	2003	2003	2003
	As Previously		As Previously		As Previously		As Previously
Quarterly Consolidated	Reported	As Restated	Reported	As Restated	Reported	As Restated	Reported	As Restated
Statement of Operations
Revenues	$3,789	$3,789	$3,936	$3,936	$4,077	$4,077	$4,558	$4,558
Cost of revenues	818	810	828	820	778	771	823	816
Gross profit	2,971	2,979	3,108	3,116	3,299	3,306	3,735	3,742
Operating expenses	4,025	3,995	3,774	3,734	3,871	3,836	3,867	4,186
Operating (loss) profit	(1,054)	(1,016)	(666)	(618)	(572)	(530)	(132)	(444)
Net (loss) income	(1,053)	(1,021)	(657)	(613)	(561)	(525)	404	81
Net (loss) income attributable to common stockholders	(1,425)	(1,393)	(1,045)	(1,002)	(961)	(923)	(2)	(326)
Net (loss) income per share attributable to common stockholders
Basic	$(0.37)	$(0.37)	$(0.26)	$(0.25)	$(0.24)	$(0.23)	$—	$(0.08)
Diluted	$(0.37)	$(0.37)	$(0.26)	$(0.25)	$(0.24)	$(0.23)	$—	$(0.08)
Weighted-average number of shares used in per share amounts:
Basic*	3,808	3,808	3,975	3,975	4,073	4,073	4,158	4,158
Diluted*	3,808	3,808	3,975	3,975	4,073	4,073	4,158	4,158

	Three Months Ended
	March 31,	March 31,	June 30,	June 30,	Sept. 30	Sept. 30	Dec 31,	Dec 31,
	2004	2004	2004	2004	2004	2004	2004	2004
	As Previously		As Previously		As Previously		As Previously
Quarterly Consolidated	Reported	As Restated	Reported	As Restated	Reported	As Restated	Reported	As Restated
Statement of Operations
Revenues	$5,040	$5,040	$5,293	$5,293	$5,735	$5,735	$6,534	$6,534
Cost of revenues	755	751	793	787	855	849	912	928
Gross profit	4,285	4,289	4,500	4,506	4,880	4,886	5,622	5,606
Operating expenses	4,144	4,101	4,322	4,302	4,260	4,244	4,963	4,998
Operating (loss) profit	141	188	193	204	620	642	659	608
Net (loss) income	128	165	198	215	614	628	818	760
Net (loss) income attributable to common stockholders	(270)	(233)	(272)	(255)	—	—	(571)	(629)
Net (loss) income per share attributable to common stockholders
Basic	$(0.06)	$(0.05)	$(0.06)	$(0.06)	$—	$—	$(0.04)	$(0.04)
Diluted	$(0.06)	$(0.05)	$(0.06)	$(0.06)	$—	$—	$(0.04)	$(0.04)
Weighted-average number of shares used in per share amounts:
Basic*	4,463	4,463	4,614	4,614	4,663	4,663	15,402	15,402
Diluted*	4,463	4,463	4,614	4,614	11,603	11,603	15,402	15,402

*	Due to rounding and the use of quarterly weighted-average share data, the summation of the quarterly data presented may not agree to the annual net loss per share attributable to common stockholders.
Item 9A. Controls and Procedures.
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
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2004. Management had previously concluded the Company’s disclosure controls and procedures were effective as of December 31, 2004. However, in connection with the restatement of the Company’s annual consolidated financial statements as of and for the year ended December 31, 2004, as fully described in Note 2 of the financial statements included in Item 1 of Part I of this Annual Report on Form 10-K/A for the year ended December 31, 2004, management determined that the material weaknesses described below existed as of December 31, 2004.
     Notwithstanding the material weaknesses described below, management believes the consolidated financial statements included in this Annual Report on Form 10-K/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Material Weaknesses in Internal Control Over Financial Reporting
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     Insufficient Staffing in Our Accounting and Financial Reporting Functions. As of December 31, 2004, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of accounting principles generally accepted in the United States of America commensurate with our financial reporting requirements. Specifically, we lacked an adequate number of strong accountants possessing appropriate knowledge, experience and training in the application of technical accounting principles to support our financial accounting and reporting functions. This control deficiency contributed to the material weakness described below, which resulted in the restatement of our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2004 and the unaudited condensed consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005. This control deficiency also resulted in an adjustment to the Company’s consolidated financial statements included in the quarterly report on Form 10-Q for the quarter ended June 30, 2005 to correct stock-based compensation expense and additional paid-in capital. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures, including stock-based compensation and additional paid-in capital and those described below that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
     Application of Lease-Related Generally Accepted Accounting Principles. As of December 31, 2004, we did not maintain effective controls over the selection, application and monitoring of our accounting policies related to leasing transactions. Specifically, our controls over our selection, application and monitoring of our accounting policies related to the effect of lease and sub-lease transactions were ineffective to ensure that such transactions were accounted for in conformity with accounting principles generally accepted in the United States of America. This control deficiency resulted in the restatement of our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2004 and the unaudited condensed consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005. Additionally, this control deficiency could result in a misstatement of rent expense, rental income and lease and sub-lease obligations that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
Management’s Remediation Initiatives
     We are in the process of remediating the material weaknesses in our internal control over financial reporting described above. Several elements of our remediation plan can only be accomplished over time. We have taken the following actions to remediate the material weakness related to insufficient staffing in our accounting and financial reporting functions:
•	We have initiated a search for a qualified individual to support our financial accounting and reporting functions. We have not completed the hiring process, as we continue to assess our staffing needs. We need, at a minimum, a strong accountant to ensure compliance with all current and future accounting rules. Currently, the existing staff is addressing our application of generally accepted accounting principles. We have applied additional resources and improved the documentation of our job descriptions within the financial accounting and reporting functions, but more is needed in this area and will be enhanced with the addition of a technical accountant. We are and have been actively recruiting for the accountant position for several months. We have experienced difficulty in finding qualified applicants as this appears to be a high demand area. We will strive to fill the position as soon as possible.

•	We have engaged a financial consulting firm to assist in the accounting and financial reporting function as we continue to actively search for a permanent hire. As deemed necessary, we will leverage their resources and expertise to help ensure compliance with accounting principles generally accepted in the United States of America.
We have taken the following actions to remediate the material weakness related to the application of lease-related generally accepted accounting principles:
•	We reviewed the terms of our leases and sublease, together with the applicable accounting literature relating to lease accounting, to determine the proper accounting treatment for our headquarters lease and sub-lease and to confirm the accounting treatment for our other leases;

•	We changed our internal control over financial reporting to identify the procedures to follow for appropriate lease and sublease accounting;

•	We educated accounting department personnel regarding correct lease and sublease accounting procedures; and

•	We expanded the procedures in our internal control over financial reporting related to periodic reviews of non-routine transactions.

     (b) Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
Documents filed as part of this report:
     1. Financial statements: The following financial statements of WebSideStory, Inc. and Report of Independent Registered Public Accounting Firm, are included in this report:
•	Report of Independent Registered Public Accounting Firm;

•	Restated consolidated balance sheets as of December 31, 2003 and 2004;

•	Restated consolidated statements of operations for the fiscal years ended December 31, 2002, 2003 and 2004;

•	Restated consolidated statements of stockholders’ equity (deficit) and other comprehensive income (loss) for the fiscal years ended December 31, 2002, 2003 and 2004;

•	Restated consolidated statements of cash flows for the fiscal years ended December 31, 2002, 2003 and 2004; and

•	Notes to consolidated financial statements.

     2. List of financial statement schedules: All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
     3. List of exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Registration Rights Agreement, as amended, by and among the Company and certain investors set forth therein, dated June 18, 1999.

4.3(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Bancorp, dated March 27, 2000.

4.4(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Bancorp, dated February 2, 2001.

4.5(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Creditcorp, dated April 30, 2001.

4.6(1)+	Warrant to Purchase Series D Convertible Preferred Stock by and between the Company and Jeffrey W. Lunsford, dated April 1, 2003.

10.1(1)+	Amended and Restated 2000 Equity Incentive Plan.

10.2(2)+	2004 Equity Incentive Award Plan and Form of Option Grant Agreement.

10.3(1)+	Common Stock Purchase Agreement between the Company and Jeffrey W. Lunsford, dated April 1, 2003.

10.4(1)+	Common Stock Purchase Agreement between the Company and Michael S. Christian, dated July 29, 2003.

10.5(1)+	Amended and Restated Employment Agreement between the Company and Jeffrey W. Lunsford, dated July 21, 2004.

10.6(1)+	Offer Letter between the Company and Thomas D. Willardson, dated March 23, 2004.

10.7(1)+	Offer Letter between the Company and Rand Schulman, dated May 15, 2003.

10.8(1)+	Transition Agreement between the Company and John J. Hentrich, dated March 31, 2003.

10.9(1)+	Offer Letter between the Company and Christopher Reid, dated February 12, 2003.

10.10(1)+	Amendment to Employment Agreement between WebSideStory Holding B.V. and Daniel Guilloux, dated November 15, 2002.

10.11(1)+	Employment Agreement between WebSideStory Holding B.V. and Daniel Guilloux, dated as of July 1, 2000.

10.12(1)+	Confidentiality Agreement and Terms of Employment between the Company and Michael S. Christian, dated April 25, 2000.

10.13(1)+	Form of Indemnification Agreement between the Company and the persons listed on Schedule A thereto.

Exhibit
Number	Description
10.14(1)+	Form of Change of Control Agreement between the Company and the persons listed on Schedule A thereto.

10.15(1)+	Change of Control Agreement between the Company and Thomas D. Willardson, dated July 21, 2004.

10.16(1)	Terms for Delivery of Service and Customer Order Summary between the Company and Level (3) Communications, Inc., dated November 20, 2001.

10.17(1)	Addendum to Terms for Delivery of Service between the Company and Level (3) Communications, Inc., dated November 20, 2001.

10.18(1)	Office Lease between the Company and LNR Seaview, Inc., dated August 23, 1999.

10.19(1)	First Amendment to Office Lease between the Company and LNR Seaview, Inc., dated July 3, 2001.

10.20(1)	Sublease between the Company and RF Magic, Inc., dated July 3, 2001.

10.21(1)	Sublease between the Company and Avexus, Inc., dated July 6, 2001.

10.22(1)	Addendum to Sublease between the Company and Avexus, Inc., dated April 18, 2002.

10.23(1)	Amendment to Sublease between the Company and RF Magic, Inc., dated September 10, 2003.

10.24(1) †	Revised Master Service Agreement among the Company, Buena Vista Internet Group, ESPN Internet Ventures, ABCNews Internet Ventures, Infoseek Corporation, ABC Multimedia, Inc. and Walt Disney Parks & Resorts Online dated August 29, 2003.

10.25(1) †	Amendment to Revised Master Service Agreement among the Company, Buena Vista Internet Group, ESPN Internet Ventures, ABCNews Internet Ventures, Infoseek Corporation, ABC Multimedia, Inc. and Walt Disney Parks & Resorts Online dated March 31, 2004.

10.26(1)†	Patent Cross-License Agreement between the Company and NetIQ Corporation dated December 12, 2003.

10.27(1)†	Salesforce.com JoinForces Product Alliance Program Agreement, dated May 21, 2004, between the Company and Salesforce.com, Inc.

10.28(1)	Second Addendum to Terms for Delivery of Service between the Company and Level (3) Communications, Inc., dated April 4, 2003.

21.1(1)	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of WebSideStory, Inc. (Registration No. 333-115916) filed with the Securities and Exchange Commission on September 17, 2004.

(2)	Incorporated by reference to the Registration Statement on Form S-8 of WebSideStory, Inc. (Registration No. 333-119350) filed with the Securities and Exchange Commission on September 28, 2004.

†	WebSideStory, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan.

*	Filed herewith

**	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of WebSideStory, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSIDESTORY, INC.

Dated: December 15, 2005	By:	/s/ THOMAS D. WILLARDSON

Thomas D. Willardson
Chief Financial Officer

WebSideStory, Inc.

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
As discussed in Note 2, the Company has restated its consolidated financial statements for each of the three years in the period ended December 31, 2004.
/s/ PricewaterhouseCoopers LLP
San Diego, California
March 25, 2005, except as to Note 2 for which the date is December 14, 2005

WEBSIDESTORY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2003	2004
	Restated	Restated
Assets
Current assets
Cash and cash equivalents	$5,690	$5,710
Investments	—	16,323
Accounts receivable, net	2,257	3,704
Prepaid expenses and other current assets	500	980

Total current assets	8,447	26,717
Property and equipment, net	1,244	1,884
Investments	—	8,676
Other assets	226	341

	$9,917	$37,618

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$618	$307
Accrued liabilities	1,197	2,337
Deferred revenue	3,934	6,364
Capital lease short term	19	18
Note payable	—	27

Total current liabilities	5,768	9,053
Deferred rent	86	115
Capital lease long term	—	100
Other liabilities	349	205

Total liabilities	6,203	9,473

Commitments and Contingencies Redeemable preferred stock, 30,434,235 shares authorized at December 31, 2003 and 10,000,000 shares of preferred stock authorized at December 31, 2004:
Series D convertible redeemable preferred stock, $0.001 par value; 48 shares designated at December 31, 2003; no shares issued and outstanding at December 31, 2003; and December 31, 2004. (Note 5)	—	—
Redeemable preferred stock, $0.001 par value; 112 shares designated, 111.66667 shares issued and outstanding at December 31, 2003 and 0 shares issued and outstanding as of December 31, 2004. (Note 5)	14,056	—
Series A convertible redeemable preferred stock, $0.001 par value; 16,788,746 shares designated. 16,788,746 issued and outstanding at December 31, 2003; and 0 shares issued and outstanding at December 31, 2004. (Note 5)	18,378	—
Series B convertible redeemable preferred stock, $0.001 par value; 11,590,535 shares designated. 11,590,535 issued and outstanding at December 31, 2003, and 0 shares issued and outstanding at December 31, 2004. (Note 5)	7,473	—
Series C convertible redeemable preferred stock, $0.001 par value; 2,054,794 shares designated. 2,054,794 issued and outstanding at December 31, 2003 and 0 shares issued and outstanding at December 31, 2004. (Note 5)	2,986	—
	42,893	—

Stockholders’ equity (deficit)
Common stock, $0.001 par value; 43,128,211 shares authorized at December 31, 2003 and 75,000,000 shares authorized at December 31, 2004. Common stock shares of 4,577,437 and 15,624,856 issued and outstanding at December 31, 2003 and December 31, 2004, respectively. (Note 5)	5	16
Additional paid-in capital	17,733	82,895
Unearned stock-based compensation	(1,157)	(779)
Accumulated other comprehensive income	276	281
Accumulated deficit	(56,036)	(54,268)

Total stockholders’ (deficit) equity	(39,179)	28,145

	$9,917	$37,618

See accompanying notes.

WEBSIDESTORY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	December 31,
	2002	2003	2004
	Restated	Restated	Restated
Revenues
Subscriptions	$12,126	$15,678	$22,476
Advertising	1,444	682	126

Total revenues	13,570	16,360	22,602

Cost of revenues
Cost of revenues	3,459	3,206	3,300
Stock-based compensation	32	11	15

Total cost of revenues	3,491	3,217	3,315

Gross profit	10,079	13,143	19,287

Operating expenses
Sales and marketing	5,723	7,258	9,713
Technology development	2,967	3,398	3,755
General and administrative	3,013	3,761	3,310
Stock-based compensation(*)	263	1,334	867

Total operating expenses	11,966	15,751	17,645

(Loss) income from operations	(1,887)	(2,608)	1,642

Interest expense	(896)	(46)	(38)
Interest income	40	56	205
Other income	99	489	5

Loss before (benefit from) provision for income taxes	(2,644)	(2,109)	1,814

Provision for (benefit from) income taxes	(19)	(31)	46

Net (loss) income	$(2,625)	$(2,078)	$1,768

Constructive dividend on redemption of redeemable preferred stock	—	—	(1,389)

Accretion of discount on redeemable preferred stock	(1,367)	(1,566)	(1,326)

Net (loss) attributable to common stockholders	$(3,992)	$(3,644)	$(947)

Net (loss) per share attributable to common stockholders:
Basic	$(1.05)	$(0.91)	$(0.13)
Diluted	$(1.05)	$(0.91)	$(0.13)

Weighted-average number of shares used in per share amounts:
Basic	3,806,550	4,001,979	7,300,809
Diluted	3,806,550	4,001,979	7,300,809
(*) Stock-based compensation:
Sales and marketing	$193	$330	$209
Technology development	129	76	37
General and administrative	(59)	928	621

	$263	$1,334	$867

See accompanying notes.

WEBSIDESTORY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND OTHER COMPREHENSIVE INCOME (LOSS)
For the three years ended December 31, 2004
(in thousands, except share data)

					Accumulated
			Additional	Unearned	Other
	Common Stock		Paid-In	Stock-Based	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income	Deficit	(Deficit) Equity	(Loss) Income

						Restated	Restated	Restated
Balance at December 31, 2001	3,805,136	$4	$16,014	$(668)	$38	$(51,333)	$(35,945)	$(4,625)
Exercise of stock options	1,982	—	2	—	—	—	2	—
Unearned Stock based compensation	—	—	(77)	77	—	—	—	—
Amortization of stock-based compensation	—	—	—	295	—	—	295	—
Accretion of discount on redeemable preferred stock	—	—	(1,339)	—	—	—	(1,339)	—
Amortization of premium on Series A convertible redeemable preferred stock	—	—	1,286	—	—	—	1,286	—
Accretion of discount on Series B and Series C convertible redeemable preferred stock	—	—	(29)	—	—	—	(29)	—
Foreign currency translation adjustment	—	—	—	—	82	—	82	82
Net loss	—	—	—	—	—	(2,625)	(2,625)	(2,625)

Balance at December 31, 2002	3,807,118	$4	$15,857	$(296)	$120	$(53,958)	$(38,273)	$(2,543)

Restricted stock purchases	729,609	1	1,113	(1,111)	—	—	3	—
Exercise of stock options	40,710	0	34	—	—	—	34	—
Unearned Stock based compensation	—	—	1,094	(1,094)	—	—	—	—
Amortization of stock-based compensation	—	—	—	1,344	—	—	1,344	—
Accretion of discount on redeemable preferred stock	—	—	(1,537)	—	—	—	(1,537)	—
Amortization of premium on Series A convertible redeemable preferred stock	—	—	1,202	—	—	—	1,202	—
Accretion of discount on Series B and Series C convertible redeemable preferred stock	—	—	(30)	—	—	—	(30)	—
Foreign currency translation adjustment	—	—	—	—	156	—	156	156
Net loss	—	—	—	—	—	(2,078)	(2,078)	(2,078)

Balance at December 31, 2003	4,577,437	$5	$17,733	$(1,157)	$276	$(56,036)	$(39,179)	$(1,922)

Issuance of common stock for cash net of $4.4 million issuance costs	5,000,000	$5	$38,082	$—	$—	$—	$38,087	$—
Conversion of convertible redeemable preferred stock	5,634,131	6	28,000	—	—	—	28,006	—
Exercise of stock options and warrants	413,288	—	439	—	—	—	439	—
Unearned Stock based compensation	—	—	504	(504)	—	—	—	—
Amortization of stock-based compensation	—	—	—	882	—	—	882	—
Accretion of discount on redeemable preferred stock	—	—	(1,305)	—	—	—	(1,305)	—
Amortization of premium on Series A convertible redeemable preferred stock	—	—	852	—	—	—	852	—
Accretion of discount on Series B and Series C convertible redeemable preferred stock	—	—	(21)	—	—	—	(21)	—
Constructive dividend on redemption of redeemable preferred stock	—	—	(1,389)	—	—	—	(1,389)	—
Foreign currency translation adjustment	—	—	—	—	5	—	5	5
Net income (loss)	—	—	—	—	—	1,768	1,768	1,768

Balance at December 31, 2004	15,624,856	$16	$82,895	$(779)	$281	$(54,268)	$28,145	$1,773

See accompanying notes.

WEBSIDESTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2002	2003	2004
	Restated	Restated	Restated
Cash flows from operating activities
Net (loss) income	$(2,625)	$(2,078)	$1,768
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	2,134	1,210	1,009
Bad debt provision	330	274	28
Stock-based compensation	295	1,345	882
(Gain) on equipment disposal	(3)	—	—
Changes in operating assets and liabilities
Accounts receivable	(745)	(576)	(1,475)
Prepaid expenses and other assets	(105)	(398)	(653)
Accounts payable and accrued liabilities	257	464	829
Deferred revenue	1,678	1,812	2,430
Deferred rent	(22)	85	29
Other liabilities	67	214	(144)

Net cash provided by operating activities	1,261	2,352	4,703

Cash flows from investing activities
Purchase of investments	—	—	(34,156)
Proceeds from the sale of investments	—	—	9,157
Purchase of property and equipment	(322)	(739)	(1,438)
Disposal of property	10,644	—	—

Net cash provided by (used in) investing activities	10,322	(739)	(26,437)

Cash flows from financing activities
Exercise of stock options and warrants	2	34	439
Principal payments on note payable to former stockholder	(77)	—	—
Payments on line of credit	—	3	—
Payments on equipment term loan	(508)	(679)	—
Payments on capital lease	—	—	(27)
Redemption of redeemable preferred stock	—	—	(16,750)
Payments of construction debt	(11,224)	—	—
Proceeds from sale of common stock	—	—	38,087

Net cash (used in) provided by financing activities	(11,807)	(642)	21,749

Effect of exchange rate changes on cash	83	156	5

Net increase in cash and cash equivalents	(141)	1,127	20

Cash and cash equivalents at beginning of year	4,704	4,563	5,690

Cash and cash equivalents at end of year	$4,563	$5,690	$5,710

Supplemental cash flow information:
Cash paid for interest	$57	$19	$4
Cash paid for taxes	$—	$—	$22
Refund of income taxes	$(21)	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Equipment acquired under capital lease obligation	$—	$—	$126
Equipment acquired under note payable	$—	$—	$27
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
2. Restatement of Financial Statements
     The Company has restated its annual financial statements for 2002 through 2004 and its quarterly financial statements for 2003 and 2004 and the first and second quarters of 2005 to correct errors in its accounting for a sale-leaseback of its headquarters facility and related sublease of a portion of the facility. The Company entered into a lease of its headquarters in 1999 and entered into a sublease in 2001 (and amended the sublease in 2003) of a portion of the leased property. The lease and the sublease expire at the end of 2006. The Company originally recorded the lease as an operating lease and recorded rental expense on a straight-line basis over the lease term; however, under Emerging Issues Task Force Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” and Statement of Financial Accounting Standards No. 98, “Accounting for Leases,” the Company should have accounted for the lease as if the Company owned that portion of the building represented by the percentage of square feet the Company leases in relation to the total square feet of the building, during the period of construction. At the end of the construction period the Company had a failed sale-leaseback transaction as it had some form of continuing involvement until December 2002. The Company should have accounted for the transaction as a financing transaction until the continuing involvement ceased. This restatement has no effect on the Company’s cash balances or net cash flow but does affect the income statements, balance sheets and statements of cash flow. The adjustments to correct this error result in a net increase to net loss of $23,000 or $0.01 per share in 1999, a net decrease to net loss of $119,000 or $0.04 per share in 2000, a net decrease to net loss of $134,000 or $0.04 per share in 2001, a net decrease to net loss of $179,000 or $0.05 per share in 2002, a net increase to net loss of $102,000 or $0.03 per share in 2003, a net decrease to net income of $102,000 or $0.01 per share in 2004, a net decrease to net income of $26,000 or $0.00 for the three months ended March 31 and a net decrease to net income of $52,000 or $0.00 per share in the six months ended June 30, 2005. The adjustments to correct this error resulted in an increase in long-term assets of $7.9 million, $11.6 million, and $11.1 million for 1999, 2000 and 2001, respectively, and an increase to long-term liabilities of $8.0 million, $11.5 million, and $10.9 million in 1999, 2000 and 2001, respectively, and a decrease in long-term liabilities of $410,000, $308,000, $205,000, $179,000 and $154,000 for 2002, 2003, 2004, the three months ended March 31, 2005 and the six months ended June 30, 2005, respectively. In December of 2002 the Company met the requirements for sale-leaseback accounting, because all continuing involvement in the asset ceased at that time, resulting in the removal of the building asset and the debt liability and the subsequent commencement of an operating lease for the Company’s headquarters.
     The Company had a loss on a sublease for a portion of the leased space as the rate on the head lease was more than the sublease rate. The Company had historically not recorded the loss on the sublease in accordance with Financial Accounting Standards Board Technical Bulletin 79-15, “Accounting for Loss on Sublease Not Involving the Disposal of a Segment”. When the Company cured its continuing involvement in the asset at the end of 2002, under FTB 79-15 the Company should have recorded a loss on the sublease of $262,000 with a related deferred rent obligation liability. That liability then should have been offset against all future rent expense resulting in a net decrease in net loss of $173,000 or $0.04 per share in 2003 and an increase in net income of $89,000 or $0.01 per share in 2004 inclusive of interest expense imputed on the deferred rent obligation liability of $17,000 in 2003 and $2,000 in 2004. The Company renegotiated the sublease in 2003 and extended the term to coincide with the expiration of the head lease. With the renegotiation of the sublease, the Company should have remeasured the liability associated with exiting the contract in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” to record a net increase to the liability and loss of $339,000 associated with the Company’s permanent exit of the space. Actual shortfalls should then have been charged against this liability as they occurred plus the recording of interest expense imputed on the deferred rent obligation liability. The adjustments to correct this error result in a net increase in net loss of $176,000 or $0.04 per share in 2003, a net increase in net income of $143,000 or $0.02 per share in 2004, a net increase to net income of $36,000 or $0.00 per share for the three months ended March 31, 2005 and an increase in net income of $73,000 or $0.00 per share for the six months ended June 30, 2005. The adjustments to correct the errors related to the original and renegotiated sublease resulted in an increase in current liabilities of $162,000, $142,000, $144,000, $144,000 and $145,000 and an increase in long-term liabilities of $99,000, $296,000, $152,000, $115,000 and $76,000 in 2002, 2003, 2004, the three months ended March 31, 2005 and the six months ended June 30, 2005, respectively.
     In connection with this restatement, the Company also recorded certain immaterial items related to expenses that were incurred in 2004 that were not recorded until 2005 and corrected an error in accounting for the deferral of sales commissions related to the Company’s European operations. The adjustments to correct these errors resulted in a decrease to net loss of $67,000 or $0.02 per share in 2003, a decrease to net income of $31,000 or $0.00 per share in 2004 and an increase to net income of $3,000 for the six months ended June 30, 2005. Additionally, the adjustments to correct these errors resulted in an increase to current assets of $67,000, $146,000 and $38,000 in 2003, 2004 and for the six months ended June 30, 2005, respectively, and an increase to current liabilities of $110,000 in 2004.
     The cumulative effect of the above errors on earnings per share was $(0.01), $0.04, $0.04, $(0.02), $(0.05), $0.00, $0.00 and $0.00 for 1999, 2000, 2001, 2002, 2003, 2004, the three months ended March 31, 2005 and six months ended June 30, 2005, respectively.

The following tables reconcile the amounts previously reported in the Company’s Consolidated Balance Sheets for 2003 and 2004 and the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the years ended 2002, 2003 and 2004 to the restated amounts:
WEBSIDESTORY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	December 31, 2003
	As Previously Reported	Adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	$5,690	$—	$5,690
Investments	—	—	—
Accounts receivable, net	2,257	—	2,257
Prepaid expenses and other current assets	433	67	500

Total current assets	8,380	67	8,447
Property and equipment, net	1,244	—	1,244
Investments	—	—	—
Other assets	226	—	226

	$9,850	$67	$9,917

Current liabilities
Accounts payable	$618	$—	$618
Accrued liabilities	1,054	143	1,197
Deferred revenue	3,934	—	3,934
Capital lease short term	19	—	19
Note payable	—	—	—

Total current liabilities	5,625	143	5,768
Deferred rent	393	(307)	86
Capital lease long term	—	—	—
Other liabilities	54	295	349

Total liabilities	6,072	131	6,203

Convertible Redeemable Preferred Stock	42,893	—	42,893

Stockholders’ (deficit) equity
Common stock	5	—	5
Additional paid-in capital	17,733	—	17,733
Unearned stock-based compensation	(1,157)	—	(1,157)
Accumulated other comprehensive income	276	—	276
Accumulated deficit	(55,972)	(64)	(56,036)

Total stockholders’ (deficit) equity	(39,115)	(64)	(39,179)

	$9,850	$67	$9,917

WEBSIDESTORY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	December 31, 2004
	As Previously Reported	Adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	$5,710	$—	$5,710
Investments	16,323	—	16,323
Accounts receivable, net	3,704	—	3,704
Prepaid expenses and other current assets	834	146	980

Total current assets	26,571	146	26,717
Property and equipment, net	1,884	—	1,884
Investments	8,676	—	8,676
Other assets	341	—	341

	$37,472	$146	$37,618

Current liabilities
Accounts payable	$307	$—	$307
Accrued liabilities	2,083	254	2,337
Deferred revenue	6,364	—	6,364
Capital lease short term	18	—	18
Note payable	27	—	27

Total current liabilities	8,799	254	9,053
Deferred rent	320	(205)	115
Capital lease long term	100	—	100
Other liabilities	54	151	205

Total liabilities	9,273	200	9,473

Convertible Redeemable Preferred Stock	—	—	—

Stockholders’ equity (deficit)
Common stock	16	—	16
Additional paid-in capital	82,895	—	82,895
Unearned stock-based compensation	(779)	—	(779)
Accumulated other comprehensive income	281	—	281
Accumulated deficit	(54,214)	(54)	(54,268)

Total stockholders’ equity (deficit)	28,199	(54)	28,145

	$37,472	$146	$37,618

WEBSIDESTORY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	December 31, 2002
	As Previously Reported	Adjustments	As Restated
Revenues
Subscriptions	$12,126	$—	$12,126
Advertising	1,444	—	1,444

Total revenues	13,570	—	13,570
Cost of revenues
Cost of revenues	3,773	(314)	3,459
Stock-based expenses	32	—	32

Total cost of revenues	3,805	(314)	3,491

Gross profit	9,765	314	10,079
Operating expenses
Sales and marketing	6,094	(371)	5,723
Technology development	3,178	(211)	2,967
General and administrative	2,870	143	3,013
Stock-based expenses	263	—	263

Total operating expenses	12,405	(439)	11,966

(Loss) income from operations	(2,640)	753	(1,887)

Interest expense	(57)	(839)	(896)
Interest income	40	—	40
Other income	96	3	99

Loss before (benefit from) provision for income taxes	(2,561)	(83)	(2,644)

(Benefit from) provision for income taxes	(19)	—	(19)

Net (loss)	$(2,542)	$(83)	$(2,625)

Constructive dividend on redemption of redeemable preferred stock
Accretion of discount on redeemable preferred stock	(1,367)	—	(1,367)

Net (loss) attributable to common stockholders	$(3,909)	$(83)	$(3,992)

Net (loss) per share attributable to common stockholders:
Basic	$(1.03)	$(0.02)	$(1.05)
Diluted	$(1.03)	$(0.02)	$(1.05)

WEBSIDESTORY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	December 31, 2003
	As Previously Reported	Adjustments	As Restated
Revenues
Subscriptions	$15,678	$—	$15,678
Advertising	682	—	682

Total revenues	16,360	—	16,360
Cost of revenues
Cost of revenues	3,236	(30)	3,206
Stock-based expenses	11	—	11

Total cost of revenues	3,247	(30)	3,217

Gross profit	13,113	30	13,143
Operating expenses
Sales and marketing	7,355	(97)	7,258
Technology development	3,417	(19)	3,398
General and administrative	3,431	330	3,761
Stock-based expenses	1,334	—	1,334

Total operating expenses	15,537	214	15,751

(Loss) from operations	(2,424)	(184)	(2,608)

Interest expense	(19)	(27)	(46)
Interest income	56	—	56
Other income	489	—	489

Loss before (benefit from) income taxes	(1,898)	(211)	(2,109)

(Benefit from) income taxes	(31)	—	(31)

Net (loss)	$(1,867)	$(211)	$(2,078)

Constructive dividend on redemption of redeemable preferred stock
Accretion of discount on redeemable preferred stock	(1,566)	—	(1,566)

Net (loss) attributable to common stockholders	$(3,433)	$(211)	$(3,644)

Net (loss) per share attributable to common stockholders:
Basic	$(0.86)	$(0.05)	$(0.91)
Diluted	$(0.86)	$(0.05)	$(0.91)

WEBSIDESTORY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	December 31, 2004
	As Previously Reported	Adjustments	As Restated
Revenues
Subscriptions	$22,476	$—	$22,476
Advertising	126	—	126
Total revenues	22,602	—	22,602
Cost of revenues
Cost of revenues	3,300	—	3,300
Stock-based expenses	15	—	15
Total cost of revenues	3,315	—	3,315
Gross profit	19,287	—	19,287
Operating expenses
Sales and marketing	9,739	(26)	9,713
Technology development	3,774	(19)	3,755
General and administrative	3,309	1	3,310
Stock-based expenses	867	—	867
Total operating expenses	17,689	(44)	17,645
Income from operations	1,598	44	1,642
Interest expense	(4)	(34)	(38)
Interest income	205	—	205
Other income	5	—	5
Income before provision for income taxes	1,804	10	1,814
Provision for income taxes	46	—	46
Net income	$1,758	$10	$1,768
Constructive dividend on redemption of redeemable preferred stock	(1,389)		(1,389)
Accretion of discount on redeemable preferred stock	(1,326)	—	(1,326)
Net (loss) income attributable to common stockholders	$(957)	$10	$(947)

Net (loss) per share attributable to common stockholders:
Basic	$(0.13)	$—	$(0.13)
Diluted	$(0.13)	$—	$(0.13)

WEBSIDESTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Year Ended December 31, 2002
	As previously reported	Adjustments	As restated
Cash flows from operating activities
Net (loss)	$(2,542)	$(83)	$(2,625)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation and amortization	1,674	460	2,134
Bad debt provision	330	—	330
Stock-based compensation	295	—	295
(Gain) on equipment disposal	—	(3)	(3)
Changes in operating assets and liabilities
Accounts receivable	(745)	—	(745)
Prepaid expenses and other assets	(105)	—	(105)
Accounts payable and accrued expenses	86	171	257
Deferred revenue	1,678	—	1,678
Deferred rent	37	(59)	(22)
Other liabilities	(27)	94	67

Net cash provided by operating activities	681	580	1,261

Cash flows from investing activities
Purchase of property and equipment	(322)	—	(322)
Disposal of property	—	10,644	10,644

Net cash (used in) provided by investing activities	(322)	10,644	10,322

Cash flows from financing activities
Exercise of stock options and warrants	2	—	2
Principal payments on note payable to former stockholder	(77)	—	(77)
Payments on equipment term loan	(508)	—	(508)
Payments of construction debt	—	(11,224)	(11,224)

Net cash used in financing activities	(583)	(11,224)	(11,807)

Effect of exchange rate changes on cash	83	—	83

Net increase in cash and cash equivalents	(141)	—	(141)
Cash and cash equivalents at beginning of year	4,704	—	4,704

Cash and cash equivalents at end of year	$4,563	$—	$4,563

WEBSIDESTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Year Ended December 31, 2003
	As previously reported	Adjustments	As restated
Cash flows from operating activities
Net (loss)	$(1,867)	$(211)	$(2,078)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation and amortization	1,210	—	1,210
Bad debt provision	274	—	274
Stock-based compensation	1,345	—	1,345
Changes in operating assets and liabilities
Accounts receivable	(576)	—	(576)
Prepaid expenses and other assets	(287)	(111)	(398)
Accounts payable and accrued expenses	477	(13)	464
Deferred revenue	1,812	—	1,812
Deferred rent	(17)	102	85
Other liabilities	(19)	233	214

Net cash provided by operating activities	2,352	—	2,352

Cash flows from investing activities
Purchase of property and equipment	(739)	—	(739)
Disposal of property	0	—	0

Net cash used in investing activities	(739)	—	(739)

Cash flows from financing activities
Exercise of stock options and warrants	34	—	34
Payments on line of credit	3	—	3
Payments on equipment term loan	(679)	—	(679)

Net cash used in financing activities	(642)	—	(642)

Effect of exchange rate changes on cash	156	—	156

Net increase in cash and cash equivalents	1,127	—	1,127
Cash and cash equivalents at beginning of year	4,563	—	4,563

Cash and cash equivalents at end of year	$5,690	$—	$5,690

WEBSIDESTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Year Ended December 31, 2004
	As previously
	reported	Adjustments	As Restated
Cash flows from operating activities
Net income	$1,758	$10	$1,768
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,009	—	1,009
Bad debt provision	28	—	28
Stock-based compensation	882	—	882
Changes in operating assets and liabilities
Accounts receivable	(1,475)	—	(1,475)
Prepaid expenses and other assets	(574)	(79)	(653)
Accounts payable and accrued expenses	718	111	829
Deferred revenue	2,430	—	2,430
Deferred rent	(73)	102	29
Other liabilities	—	(144)	(144)

Net cash provided by operating activities	4,703	—	4,703

Cash flows from investing activities
Purchase of investments	(34,156)	—	(34,156)
Proceeds from the sale of investments	9,157	—	9,157
Purchase of property and equipment	(1,438)	—	(1,438)

Net cash used in investing activities	(26,437)	—	(26,437)

Cash flows from financing activities
Exercise of stock options and warrants	439	—	439
Payments on capital lease	(27)	—	(27)
Redemption of redeemable preferred stock	(16,750)	—	(16,750)
Proceeds from sale of common stock	38,087	—	38,087

Net cash provided by financing activities	21,749	—	21,749

Effect of exchange rate changes on cash	5	—	5

Net increase in cash and cash equivalents	20	—	20
Cash and cash equivalents at beginning of year	5,690	—	5,690

Cash and cash equivalents at end of year	$5,710	$—	$5,710

3. Summary of Significant Accounting Policies
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
     Deferred commissions as of December 31, 2003 and 2004 were $229,000 and $459,000, respectively.
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

WEBSIDESTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     Had compensation expense for employee stock options been determined based on the fair value of the options on the date of grant, the Company’s net income (loss) would have been as follows (in thousands, except per share data):

	Year Ended December 31,
	2002	2003	2004
	Restated	Restated	Restated
Net (loss) income — as reported	$(2,625)	$(2,078)	$1,768
Add: Stock-based employee compensation as reported in the statements of operations	295	1,345	882
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(357)	(1,359)	(1,046)

Pro forma net (loss) income	$(2,687)	$(2,092)	$1,604

Pro forma net (loss) attributable to common stockholders	$(4,054)	$(3,658)	$(1,111)

Net (loss), per share attributable to common stockholders — basic and diluted:
As reported	$(1.05)	$(0.91)	$(0.13)
Pro forma	$(1.07)	$(0.91)	$(0.15)
     The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. The Company’s employee options have characteristics significantly different from those of freely traded options, and changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options. The Company recently completed its initial public offering (Note 5) and has a relatively short history to determine expected volatility based on historical performance of its traded common stock. As a private company the Company used 0% volatility. Due to the relatively short public trading of the Company’s common stock, the historical volatility for options granted in the forth quarter of 2004 of 31.32% may not be indicative of future results. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions:

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

     The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2002, 2003 and 2004 and (in thousands, except share and per share data):

	Year Ended December 31,
	2002	2003	2004
	Restated	Restated	Restated
Numerator:
Net loss attributable to common stockholders	$(3,992)	$(3,644)	$(947)
Denominator:
Basic and diluted loss per share — adjusted weighted average shares outstanding	3,806,550	4,001,979	7,300,809
Loss per share — basic and diluted:	$(1.05)	$(0.91)	$(0.13)
     The amount of accretion related to the amortization of the discount on the redeemable preferred stock was $1,367,000, $1,566,000 and $1,326,000 for the years ended December 31, 2002, 2003 and 2004, respectively. The amount of the unamortized discount on the redeemable preferred stock on the date of its redemption of October 1, 2004 was recorded as a dividend in arriving at net loss attributable to common stockholders in the amount of $1,389,000.
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
4. Composition of Certain Balance Sheet Captions
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

WEBSIDESTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accounts Receivable
     The following table sets forth the components of accounts receivable (in thousands):

	December 31,	December 31,
	2003	2004
Accounts receivable:
Trade accounts receivable	$2,810	$4,111
Allowance for doubtful accounts	(553)	(407)

	$2,257	$3,704

     The following table sets forth the activity within the allowance for doubtful accounts (in thousands):

	December 31,	December 31,	December 31,
	2002	2003	2004
Allowance for doubtful accounts:
Beginning Balance	$581	$597	$553
Bad Debt Provision	330	274	28
Write Off	(314)	(325)	(192)
Write Off Recoveries	—	7	18

Ending Balance	$597	$553	$407

Prepaid expenses and other current assets
     The following table sets forth the components of prepaid expenses and other current assets (in thousands):

	December 31,	December 31,
	2003	2004
	Restated	Restated
Prepaid expenses and other current assets:
Deferred tax assets	$101	$37
Deferred commissions	229	459
Other prepaid expenses	170	484

	$500	$980

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
Other Assets
     Other assets consist of the following (in thousands):

	December 31,	December 31,
	2003	2004
Other assets:
Capitalized software and website development costs, net of accumulated amortization of $23 and $81, respectively	$82	$210
Long-term deposits	144	131

Total	$226	$341

Accrued Expenses and Other Current Liabilities
     The following table sets forth the components of accrued liabilities (in thousands):

	December 31,	December 31,
	2003	2004
Accrued liabilities:	Restated	Restated
Accrued bonuses and commissions	$554	$917
Accrued payroll and vacation	285	501
Accrued sales tax	114	262
Other accrued expenses	101	513
Accrued sublease liability	143	144

	$1,197	$2,337

Other liabilities
     Other liabilities consist of the following (in thousands):

	December 31,	December 31,
	2003	2004
Other liabilities:	Restated	Restated
Long-term sublease liability	$295	$151
Long-term deposits	54	54

Total	$349	$205

5. Initial Public Offering
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
6. Restricted Stock
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
7. Warrants
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
8. Common Stock
     As of December 31, 2003, 43,128,211 shares of common stock were authorized and 4,577,437 shares were issued and outstanding. In connection with the initial public offering effective on October 1, 2004, the Company increased the number of authorized common stock to 75,000,000 shares and 15,624,856 were issued and outstanding as of December 31, 2004.
9. Stock Option Plans
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

     During the period between January 1, 2003 and December 31, 2004, the Company granted stock options and restricted stock awards with exercise prices as follows:

				Weighted
		Weighted	Weighted	Average
	Number	Average	Average Fair	Intrinsic
	of Shares	Exercise	Value Per	Value
Grants Made During Quarter Ended	Granted	Price	Share	Per Share
March 31, 2003	57,142	$0.84	$1.18	$0.34
June 30, 2003	800,527	$0.24	$1.47	$1.23
September 30, 2003	224,142	$0.25	$2.38	$2.13
December 31, 2003	10,569	$0.84	$3.84	$3.00
March 31, 2004	262,926	$5.16	$5.55	$0.39
June 30, 2004	181,421	$5.51	$7.98	$2.47
September 30, 2004	451,143	$8.49	$8.45	$—
December 31, 2004	157,831	$11.13	$11.13	$—
     The intrinsic value per share, which is the difference between the fair value per share and the exercise price, is being recognized as compensation expense over the applicable vesting period. The fair value of common stock was determined on a retrospective basis for all grants prior to the Company’s initial public offering on October 1, 2004.
10. Qualified Retirement Plan
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

WEBSIDESTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11. Commitments and Contingencies
     The Company leases its office facilities and office equipment under non-cancelable operating lease arrangements that expire on various dates through January 2007 and, with respect to the office leases, contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $1,041,000, $1,038,000 and $871,000 during 2002, 2003 and 2004, respectively. Rent expense for the year ended December 31, 2002, 2003 and 2004 was net of sublease income of $678,000, $720,000 and $744,000, respectively.
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

12. Income Taxes
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

13. Subsequent Events
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

Index to Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(1)	Registration Rights Agreement, as amended, by and among the Company and certain investors set forth therein, dated June 18, 1999.

4.3(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Bancorp, dated March 27, 2000.

4.4(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Bancorp, dated February 2, 2001.

4.5(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Creditcorp, dated April 30, 2001.

4.6(1)+	Warrant to Purchase Series D Convertible Preferred Stock by and between the Company and Jeffrey W. Lunsford, dated April 1, 2003.

10.1(1)+	Amended and Restated 2000 Equity Incentive Plan.

10.2(2)+	2004 Equity Incentive Award Plan and Form of Option Grant Agreement.

10.3(1)+	Common Stock Purchase Agreement between the Company and Jeffrey W. Lunsford, dated April 1, 2003.

10.4(1)+	Common Stock Purchase Agreement between the Company and Michael S. Christian, dated July 29, 2003.

10.5(1)+	Amended and Restated Employment Agreement between the Company and Jeffrey W. Lunsford, dated July 21, 2004.

10.6(1)+	Offer Letter between the Company and Thomas D. Willardson, dated March 23, 2004.

10.7(1)+	Offer Letter between the Company and Rand Schulman, dated May 15, 2003.

10.8(1)+	Transition Agreement between the Company and John J. Hentrich, dated March 31, 2003.

10.9(1)+	Offer Letter between the Company and Christopher Reid, dated February 12, 2003.

10.10(1)+	Amendment to Employment Agreement between WebSideStory Holding B.V. and Daniel Guilloux, dated November 15, 2002.

10.11(1)+	Employment Agreement between WebSideStory Holding B.V. and Daniel Guilloux, dated as of July 1, 2000.

10.12(1)+	Confidentiality Agreement and Terms of Employment between the Company and Michael S. Christian, dated April 25, 2000.

10.13(1)+	Form of Indemnification Agreement between the Company and the persons listed on Schedule A thereto.

Exhibit
Number	Description
10.14(1)+	Form of Change of Control Agreement between the Company and the persons listed on Schedule A thereto.

10.15(1)+	Change of Control Agreement between the Company and Thomas D. Willardson, dated July 21, 2004.

10.16(1)	Terms for Delivery of Service and Customer Order Summary between the Company and Level (3) Communications, Inc., dated November 20, 2001.

10.17(1)	Addendum to Terms for Delivery of Service between the Company and Level (3) Communications, Inc., dated November 20, 2001.

10.18(1)	Office Lease between the Company and LNR Seaview, Inc., dated August 23, 1999.

10.19(1)	First Amendment to Office Lease between the Company and LNR Seaview, Inc., dated July 3, 2001.

10.20(1)	Sublease between the Company and RF Magic, Inc., dated July 3, 2001.

10.21(1)	Sublease between the Company and Avexus, Inc., dated July 6, 2001.

10.22(1)	Addendum to Sublease between the Company and Avexus, Inc., dated April 18, 2002.

10.23(1)	Amendment to Sublease between the Company and RF Magic, Inc., dated September 10, 2003.

10.24(1)†	Revised Master Service Agreement among the Company, Buena Vista Internet Group, ESPN Internet Ventures, ABCNews Internet Ventures, Infoseek Corporation, ABC Multimedia, Inc. and Walt Disney Parks & Resorts Online dated August 29, 2003.

10.25(1)†	Amendment to Revised Master Service Agreement among the Company, Buena Vista Internet Group, ESPN Internet Ventures, ABCNews Internet Ventures, Infoseek Corporation, ABC Multimedia, Inc. and Walt Disney Parks & Resorts Online dated March 31, 2004.

10.26(1)†	Patent Cross-License Agreement between the Company and NetIQ Corporation dated December 12, 2003.

10.27(1)†	Salesforce.com JoinForces Product Alliance Program Agreement, dated May 21, 2004, between the Company and Salesforce.com, Inc.

10.28(1)	Second Addendum to Terms for Delivery of Service between the Company and Level (3) Communications, Inc., dated April 4, 2003.

21.1(1)	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of WebSideStory, Inc. (Registration No. 333-115916) filed with the Securities and Exchange Commission on September 17, 2004.

(2)	Incorporated by reference to the Registration Statement on Form S-8 of WebSideStory, Inc. (Registration No. 333-119350) filed with the Securities and Exchange Commission on September 28, 2004.

†	WebSideStory, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan.

*	Filed herewith

**	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of WebSideStory, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.