Form 10-Q/A
period 2005-03-31
WEBSIDESTORY INC
filed 2005-12-15
CIK 1091158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note
This Amendment No. 1 to WebSideStory, Inc.’s (the “Company”) Quarterly Report on Form 10-Q/A for the three months ended March 31, 2005 includes restated unaudited condensed consolidated financial statements for the three months ended March 31, 2004 and 2005.
The previously issued audited consolidated financial statements of the Company for the years ended December 31, 2002, 2003 and 2004 and the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2004 and 2005 have been restated to correct errors in the Company’s accounting treatment of a lease and sublease in connection with its headquarters in San Diego, California. See Note 2 to the Company’s unaudited condensed consolidated financial statements included in Part I – Item 1 of this report for additional information.
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
As previously disclosed in the Company's Form 8-K filed on November 8, 2005, the Company has amended and restated in its entirety each item of the Quarterly Report on Form 10-Q for the three months ended March 31, 2005 (the “Original Form 10-Q”), filed with the Securities and Exchange Commission on May 6, 2005 (the “Original Filing Date”), that has been changed to reflect the restatement. These items include Items 1, 2 and 4 of Part I. The Company has supplemented Item 6 of Part II to include current certifications of the Company’s chief executive officer and chief financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32 to this Amendment. No other information included in the Original Form 10-Q is amended hereby.
Except as stated above, this Amendment speaks only as of the Original Filing Date and this filing does not reflect any events occurring after the Original Filing Date.

WEBSIDESTORY, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I — FINANCIAL INFORMATION
WEBSIDESTORY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
	Unaudited
	and
	Restated	Restated
Assets
Current assets
Cash and cash equivalents	$7,722	$5,710
Investments	14,305	16,323
Accounts receivable, net	3,885	3,704
Prepaid expenses and other current assets	1,524	980

Total current assets	27,436	26,717
Property and equipment, net	1,895	1,884
Investments	9,514	8,676
Other assets	648	341

	$39,493	$37,618

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$710	$307
Accrued liabilities	2,413	2,337
Deferred revenue	6,456	6,364
Capital lease short term	20	18
Note payable	109	27

Total current liabilities	9,708	9,053
Deferred rent	108	115
Capital lease long term	92	100
Other liabilities	170	205

Total liabilities	10,078	9,473

Commitments and contingencies
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 15,638,279 and 15,624,856 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	16	16
Additional paid in capital	82,945	82,895
Unearned stock-based compensation	(594)	(779)
Accumulated other comprehensive income	250	281
Accumulated deficit	(53,202)	(54,268)

Total stockholders’ equity	29,415	28,145

	$39,493	$37,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBSIDESTORY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three months ended
	March 31,	March 31,
	2005	2004
	Unaudited and	Unaudited and
	Restated	Restated
Revenues
Subscriptions	$6,946	$4,966
Advertising	11	74

Total revenues	6,957	5,040

Cost of revenues
Cost of revenues	1,005	745
Stock-based compensation	2	5

Total cost of revenues	1,007	750

Gross profit	5,950	4,290

Operating expenses
Sales and marketing	2,934	2,128
Technology development	750	1,002
General and administrative	1,140	705
Stock-based compensation (*)	180	267

Total operating expenses	5,004	4,102

Income from operations	946	188

Interest expense	(9)	(10)
Interest income	183	17

Income before provision for income taxes	1,120	195

Provision for income taxes	53	30

Net income	$1,067	$165

Accretion of discount on redeemable preferred stock	—	(398)

Net income (loss) attributable to common stockholders	$1,067	$(233)

Net income (loss) per share attributable to common stockholders:
Basic	$0.07	$(0.05)
Diluted	$0.06	$(0.05)

Weighted average number of shares used in per share amounts:
Basic	15,446,842	4,463,183
Diluted	16,921,915	4,463,183

(*) Stock-based compensation:
Sales and marketing	$34	$12
Technology development	2	60
General and administrative	144	195

	$180	$267

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBSIDESTORY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	March 31,	March 31,
	2005	2004
	Unaudited and	Unaudited and
	Restated	Restated
Cash flows from operating activities
Net income	$1,067	$165
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	288	230
Bad debt provision	9	30
Stock-based compensation	182	272
Changes in operating assets and liabilities:
Accounts receivable	(233)	(489)
Prepaid expenses and other assets	(895)	(90)
Accounts payable and accrued liabilities	572	376
Deferred revenue	171	1,050
Deferred rent	(7)	7
Other liabilities	(20)	(35)

Net cash provided by operating activities	1,134	1,516

Cash flows from investing activities
Purchase of investments	(1,930)	—
Maturities of investments	3,111	—
Purchase of property and equipment	(269)	(349)

Net cash provided by (used in) investing activities	912	(349)

Cash flows from financing activities
Exercise of stock options and warrants	53	281
Payments on capital lease	(5)	(5)
Payments on note payable	(7)	—

Net cash provided by financing activities	41	276

Effect of exchange rate changes on cash	(75)	(40)

Net increase in cash and cash equivalents	2,012	1,403

Cash and cash equivalents at beginning of period	5,710	5,690

Cash and cash equivalents at end of period	$7,722	$7,093

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
     The following table reconciles the amounts previously reported in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2005.

	March 31, 2005
	As
	previously
	reported	Adjustments	As restated
Prepaid expense and other current assets	$1,453	$71	$1,524
Total assets	39,422	71	39,493
Accrued liabilities	2,269	144	2,413
Total current liabilities	9,564	144	9,708
Deferred rent	287	(179)	108
Other long-term liabilities	54	116	170
Total liabilities	9,997	81	10,078
Accumulated deficit	(53,192)	(10)	(53,202)
Total stockholders’ equity	29,425	(10)	29,415
Total liabilities and stockholders’ equity	$39,422	$71	$39,493
     The following is a summary schedule that reconciles the amounts previously reported in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004 to the restated amounts. The adjustments for the three months ended March 31, 2005 also contain a change in classification of $33,000 related to amortization of capitalized software development costs to cost of revenues from technology development.

	Three months ended			Three months ended
	March 31, 2005			March 31, 2004
	As			As
	Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Total revenues	$6,957		$6,957	$5,040		$5,040
Total cost of revenues	1,000	$7	1,007	755	$(5)	750

Gross profit	5,957	(7)	5,950	4,285	5	4,290
Operating expenses
Sales and marketing	2,944	$(10)	2,934	2,162	(34)	2,128
Technology development	787	(37)	750	1,008	(6)	1,002
General and administrative	1,152	(12)	1,140	707	(2)	705
Other	180		180	267		267

Total operating expenses	5,063	(59)	5,004	4,144	(42)	4,102

Income from operation	894	52	946	141	47	188
Other income	181	(7)	174	17	(10)	7

Income before provision for income taxes	1,075	45	1,120	158	37	195
Provision for income taxes	53		53	30		30

Net income	1,022	45	1,067	128	37	165
Accretion of discount on redeemable preferred stock	—		—	(398)		(398)
Amount allocated to participating preferred stockholders	—		—	—		—

Net income (loss) attributable to common stockholders	$1,022	$45	$1,067	$(270)	$37	$(233)

Net income (loss) per share
Basic	$0.07	$—	$0.07	$(0.06)	$0.01	$(0.05)
Diluted	$0.06	$—	$0.06	$(0.06)	$0.01	$(0.05)
     The following schedule reconciles the amounts previously reported in the Company’s unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2005 to the restated amounts.

	Three months ended March 31, 2005
	As Previously
	Reported	Adjustments	As Restated
Cash flows from operating activities
Net income	$1,022	$45	$1,067
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	288		288
Bad debt provision	9		9
Stock-based compensation	182		182
Changes in operating assets and liabilities
Accounts receivable	(233)		(233)
Prepaid expenses and other assets	(970)	75	(895)
Accounts payable and accrued liabilities	682	(110)	572
Deferred revenue	171		171
Deferred rent	(33)	26	(7)
Other liabilities	16	(36)	(20)

Net cash provided by operating activities	1,134	—	1,134

Cash flows from investing activities
Net cash provided by investing activities	912	—	912

Cash flows from financing activities

Net cash provided by financing activities	41	—	41

Effect of exchange rate changes on cash	(75)	—	(75)

Net increase in cash and cash equivalents	2,012	—	2,012

Cash and cash equivalents at beginning of period	5,710		5,710

Cash and cash equivalents at end of period	$7,722	$—	$7,722

     The following schedule reconciles the amounts previously reported in the Company’s unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2004 to the restated amounts.

	Three months ended March 31, 2004
	As Previously
	Reported	Adjustments	As Restated
Cash flows from operating activities
Net income	$128	$37	$165
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	230		230
Bad debt provision	30		30
Stock-based compensation	272		272
Changes in operating assets and liabilities
Accounts receivable	(489)		(489)
Prepaid expenses and other assets	(62)	(28)	(90)
Accounts payable and accrued liabilities	376		376
Deferred revenue	1,050		1,050
Deferred rent	(19)	26	7
Other liabilities	—	(35)	(35)

Net cash provided by operating activities	1,516	—	1,516

Cash flows from investing activities
Net cash used in investing activities	(349)	—	(349)

Cash flows from financing activities

Net cash provided by financing activities	276	—	276

Effect of exchange rate changes on cash	(40)	—	(40)

Net increase in cash and cash equivalents	1,403	—	1,403

Cash and cash equivalents at beginning of period	5,690		5,690

Cash and cash equivalents at end of period	$7,093	$—	$7,093

3. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of March 31, 2005 and the condensed consolidated statement of operations and cash flows for the three months ended March 31, 2005 and 2004 and the related condensed footnote disclosures are unaudited. The restated condensed consolidated balance sheet at December 31, 2004 is derived from the audited consolidated balance sheet at that date which is not presented in this quarterly report. These condensed statements and the related condensed notes should be read in conjunction with the audited consolidated financial statements and related notes together with management’s discussion and analysis of financial position and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004, as amended by amendment No. 1 to such report on Form 10-K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Except as described in Note 2 above, in the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K and include all adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2005, its results of operations for the three months ended March 31, 2005 and 2004 and its cash flows for the three months ended March 31, 2005 and 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.
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

	March 31,	March 31,
	2005	2004
	Restated	Restated
Comprehensive income
Net income	$1,067	$165

Other comprehensive income (loss)
Foreign currency translation	31	(40)

Total other comprehensive income (loss)	31	(40)

	$1,098	$125

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
     Had compensation expense for employee stock options been determined based on the fair value of the options on the date of grant, the Company’s net income (loss) would have been as follows (in thousands, except per share data):

	Three months ended
	March 31,	March 31,
	2005	2004
	Restated	Restated
Net income (loss) attributable to common stockholders — as reported	$1,067	$(233)
Add: Stock-based employee compensation as reported in the statements of operations	182	272
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(482)	(280)

Pro forma net income (loss) attributable to common stockholders	$767	$(241)

Net income (loss) per share attributable to common stockholders
basic — as reported	$0.07	$(0.05)
diluted — as reported	$0.06	$(0.05)

basic — pro forma	$0.05	$(0.05)
diluted — pro forma	$0.05	$(0.05)
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

	Three months ended
	March 31,	March 31,
	2005	2004
	Restated	Restated
Net income	$1,067	$165
Accretion on redeemable preferred stock	—	(398)

Net income (loss) attributable to common stockholders	$1,067	$(233)

Weighted average number of shares:
Basic	15,446,842	4,463,183
Diluted	16,921,915	4,463,183
Earnings (loss) per share
Basic	$0.07	$(0.05)
Diluted	$0.06	$(0.05)
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
Investments
     Short-term and long-term investments consist of the following (in thousands):

	Short-term		Long-term
	March 31,	December 31,	March 31,	December 31,
	2005	2004	2005	2004
Investments
Held to maturity
Certificates of deposit	$2,193	$3,014	$2,205	$1,244
Federal agencies	—	—	7,309	7,432

	2,193	3,014	9,514	8,676

Available for sale
Auction rate securities	12,112	13,309	—	—

	12,112	13,309	—	—

	$14,305	$16,323	$9,514	$8,676

Accrued Liabilities
     The following table sets forth the components of accrued liabilities (in thousands):

	March 31,	December 31,
	2005	2004
	Restated	Restated
Accrued liabilities
Accrued bonuses and commissions	$881	$844
Accrued payroll and vacation	725	501
Accrued sales tax	299	262
Accrued sublease liability	144	144
Other accrued expenses	364	586

	$2,413	$2,337
6. Subsequent Event
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K for the year ended December 31, 2004, as amended by Amendment No. 1 to such report on Form 10K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission, or SEC.
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. You can identify these forward-looking statements by the use of words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the risk that our services are not adopted or used by other providers of software or technology services or, if adopted, do not perform to the satisfaction of our partners or customers; our reliance on our Web analytics services for the majority of our revenue; our recent achievement of profitability and the risk that we may not maintain our profitability; the highly competitive markets in which we operate that may make it difficult for us to retain customers; the risk that our customers fail to renew their agreements; the risk that our services may become obsolete in a market with rapidly changing technology and industry standards; and other risks described in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, and in the discussions set forth below under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report.
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
     Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations and include revenue recognition, allowance for doubtful accounts, accounting for income taxes and stock-based compensation. Management believes there have been no material changes during the three month period ended March 31, 2005 to the critical accounting policies discussed in the Management Discussion and Analysis of Financial Condition and Results of Operations section of our annual report on Form 10-K/A for the year ended December 31, 2004, as filed with the SEC.
Results of Operations
     The following table presents our selected condensed consolidated statements of operations data (as a percentage of revenue) for the periods indicated:

	Three months ended
	March 31,	March 31,
	2005	2004
	Restated	Restated
Revenues
Subscriptions	100%	99%
Advertising	0%	1%

Total revenues	100%	100%
Cost of revenues
Cost of revenue	14%	15%
Stock-based compensation	0%	0%

Total cost of revenues	14%	15%

Gross profit	86%	85%
Operating expenses
Sales and marketing	42%	42%
Technology development	11%	20%
General and administrative	16%	14%
Stock-based compensation	3%	5%

Total operating expenses	72%	81%

Income from operations	14%	4%
Interest expense	0%	0%
Interest income	2%	0%

Income before provision for income taxes	16%	4%
Provision for income taxes	1%	1%

Net income	15%	3%
Accretion of discount on redeemable preferred stock	0%	(8)%

Net income (loss) attributable to common stockholders	15%	(5)%

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
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $257,000 or 34% to $1.0 million, or 14% of total revenue, for the three months ended March 31, 2005 from $744,000, or 15% of total revenue, for the three months ended March 31, 2004. This increase primarily resulted from an increase in salaries, bonuses and employee-related costs of $169,000 associated with the expansion of our professional services department and an increase in costs associated with network personnel. In addition, we incurred higher rent and utility charges for a combined increase of $29,000, increased bandwidth charges of $19,000 and $12,000 in increased depreciation expense. We expect cost of revenue to increase in absolute dollars but remain constant as a percentage of revenue in future periods.

     Sales and Marketing Expenses. Sales and marketing expenses increased 38% to $2.9 million, or 42% of total revenue, for the three months ended March 31, 2005 from $2.1 million, or 42% of total revenue, for the three months ended March 31, 2004. This increase was primarily attributable to salaries and wages and related employee benefits for additional sales and marketing personnel of approximately $351,000 and increased sales commissions and bonuses of approximately $180,000 related to increased revenue. Additionally, the increase in sales and marketing personnel and number of customers caused travel and lodging costs to increase approximately $50,000. Sales and marketing expenses as a percentage of total revenue declined primarily due to increased productivity of sales personnel. As our customer base grows and our company expands to meet the increased demands, we will continue to hire additional sales and customer retention personnel in future periods.
     Research and Development Expenses. Research and development expenses decreased 25% to $750,000, or 11% of total revenue, for the three months ended March 31, 2005 from $1.0 million, or 20% of total revenue, for the three months ended March 31, 2004. This decrease was primarily due to internally used software and website development projects for which we were required to capitalize related salaries, wages and employee benefit costs associated with the specific projects. We expect that, research and development expenses will increase in future periods as the amount of costs able to be capitalized decrease and we continue to amortize capitalized research and development expenses.
     General and Administrative Expenses. General and administrative expenses increased 62% to $1.1 million, or 16% of total revenue, for the three months ended March 31, 2005 from $705,000, or 14% of total revenue, for the three months ended March 31, 2004. This increase was largely due to professional fees for accounting and legal services, an overall increase in salaries and wages and an increase in certain insurance coverage offset by a decrease in bad debt expense and general allocated overhead. We expect general and administrative expenses to increase as we add headcount and incur additional costs related to operating as a public company. These costs are expected to include additional accounting, legal, insurance and consulting fees.
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
     Other income, net of $174,000 for the three months ended March, 31, 2005 increased $167,000 from $7,000 for the three months ended March 31, 2004. The increase in net interest income was due to interest earned on investments as cash equivalents and investments increased to $31.6 million as of March 31, 2005 from $7.0 million as of March 31, 2004. In 2004, other income, net consists of interest income on investments and interest expense on bank borrowings.
Provision for Income Taxes
     The provision for income taxes increased $23,000 to $53,000 for the three months ended March 31, 2005 from $30,000 for the three months ended March 31, 2004 primarily related to current taxes associated with our foreign operations and alternative minimum taxes associated with our U.S. operations.
Liquidity and Capital Resources
     As of March 31, 2005, we had $7.7 million of cash and cash equivalents, $14.2 million in short-term investments and $17.7 million in working capital, as compared to $5.7 million of cash and cash equivalents, $16.3 million in short-term investments and $17.6 million in working capital as of December 31, 2004. As of March 31, 2005, we had no debt obligations.
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
Cash Flow
     Net cash provided by operating activities was $1.1 million and $1.5 million for the three months ended March 31, 2005 and 2004, respectively. In 2005, net income of $1.1 million was the largest contributor to the cash provided by operations. That amount was increased by non-cash add-backs of $288,000 and $182,000 for depreciation and amortization and stock-based compensation, respectively. Offsetting the positive non-cash items were changes in operating assets and liabilities including increases in accounts receivable of $233,000 and prepaid expenses and other assets of $895,000, which collectively decreased cash provided from operations by $1.2 million. Total accounts payable and accrued liabilities also increased, further increasing cash provided from operating activities by $572,000.
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
Risk Factors
     The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this quarterly report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see the Risk Factors section in our annual report filed on Form 10-K with the SEC on March 29, 2005, as amended, pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934 as amended, or the Exchange Act.

Risks Related to Our Business
We have identified material weaknesses in our internal control over financial reporting, and the reliability of our financial reporting may be adversely affected if we do not remediate these material weaknesses or if we have other material weaknesses in our internal control over financial reporting.
     As more fully described in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A, on November 2, 2005, our chief executive officer, chief financial officer and audit committee concluded that our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 and our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 should be restated to correct an error in the Company’s accounting treatment of a sublease. Subsequently, our management determined that there was also an error in our accounting treatment of the lease for our headquarters and that the financial statements affected by such error should be restated to correct that error as well.
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
     As required by SEC Rule 13a-15(b), in connection with filing this Form 10-Q/A, our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that material weaknesses existed in our internal control over financial reporting as of March 31, 2005 with respect to the application of lease accounting principles and insufficient staffing levels in our accounting and financial reporting department. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. For a description of these material weaknesses and the steps we are undertaking to remediate them, see “Item 4. Controls and Procedures” contained in this report. The existence of one or more material weaknesses could impact the reliability of our financial reporting, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.
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
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, the end of the quarter covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2005. Management had previously concluded the Company’s disclosure controls and procedures were effective as of March 31, 2005. However, in connection with the restatement of the Company’s quarterly condensed consolidated financial statements as of and for the quarter ended March 31, 2005, as fully described in Note 2 of the financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005, management determined that the material weaknesses described below existed as of March 31, 2005.
     Not withstanding the material weaknesses described below, management believes that the quarterly condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Material Weaknesses in Internal Control Over Financial Reporting
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     Insufficient Staffing in Our Accounting and Financial Reporting Functions. As of March 31, 2005, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of accounting principles generally accepted in the United States of America commensurate with our financial reporting requirements. Specifically, we lacked an adequate number of accountants possessing appropriate knowledge, experience and training in the application of technical accounting principles to support our financial accounting and reporting functions. This control deficiency contributed to the material weakness described below, which resulted in the restatements of our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004 and the unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005. This control deficiency also resulted in an adjustment to the Company’s consolidated financial statements included in its quarterly report on Form 10-Q/A for the quarter ended June 30, 2005 to correct stock-based compensation expense and additional paid-in capital. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures, including stock-based compensation and additional paid-in capital and those described below that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
     Application of Lease-Related Generally Accepted Accounting Principles. As of March 31, 2005, we did not maintain effective controls over the selection, application and monitoring of our accounting policies related to leasing transactions. Specifically, our controls over our selection, application and monitoring of our accounting policies related to the effect of lease and sub-lease transactions were ineffective to ensure that such transactions were accounted for in conformity with accounting principles generally accepted in the United States of America. This control deficiency resulted in the restatement of our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004 and the unaudited condensed consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005. Additionally, this control deficiency could result in a misstatement of rent expense, rental income and lease and sub-lease obligations that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
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
     (b) Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Description
2.1 (2)	Agreement and Plan of Merger by and among the Company, WSSI Acquisition Company, Avivo Corporation and Charles M. Linehan, as the Holder Representative, dated February 8, 2005.

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(2)	Form of Amended and Restated Registration Rights Agreement by and among the Company and certain stockholders of the Company .

4.3(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Bancorp, dated March 27, 2000.

4.4(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Bancorp, dated February 2, 2001.

4.5(1)	Warrant to Purchase Common Stock by and between the Company and Imperial Creditcorp, dated April 30, 2001.

4.6(1)+	Warrant to Purchase Series D Convertible Preferred Stock by and between the Company and Jeffrey W. Lunsford, dated April 1, 2003.

10.1(2)	Form of Escrow Agreement by and among the Company, Charles M. Linehan, as the Holder Representative, and U.S. Stock Transfer Corporation.

10.2(2)	Form of Shareholder Support Agreement entered into by and among WebSideStory, Inc. and certain shareholders of Avivo Corporation

10.3(2)	Form of Stock Transfer Restriction Agreement by and among the Company and certain shareholders of Avivo Corporation.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of WebSideStory, Inc. (Registration No. 333-115916) filed with the Securities and Exchange Commission on September 17, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K of WebSideStory, Inc. filed with the Securities and Exchange Commission on February 10, 2005.

+	Indicates management contract or compensatory plan.

*	Filed herewith

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of WebSideStory, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: December 15, 2005

/s/ Thomas D. Willardson Thomas D. Willardson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)