Form 10-Q/A
period 2005-06-30
WEBSIDESTORY INC
filed 2005-12-15
CIK 1091158

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 5, 2005 was 18,733,924.

Explanatory Note
This Amendment No. 1 to WebSideStory, Inc.’s (the “Company”) Quarterly Report on Form 10-Q/A for the six months ended June 30, 2005 includes restated unaudited condensed consolidated financial statements for the six months ended June 30, 2004 and 2005.
The previously issued audited consolidated financial statements of the Company for the years ended December 31, 2002, 2003 and 2004 and the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2004 and 2005 and the six months ended June 30, 2004 and 2005 have been restated to correct errors in the Company’s accounting treatment of a lease and sublease in connection with its headquarters in San Diego, California. See Note 2 to the Company’s unaudited condensed consolidated financial statements included in Part I – Item 1 of this report for additional information.
As previously disclosed in the Company's Form 8-K filed on November 8, 2005, the Company’s consolidated financial statements previously included in the Company’s 2004 Form 10-K filed on March 29, 2005 and the Company’s unaudited interim condensed consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 filed on May 6, 2005 and August 12, 2005, respectively, should not be relied upon.
The Company has amended and restated in its entirety each item of the Quarterly Report on Form 10-Q for the six months ended June 30, 2005 (the “Original Form 10-Q”), filed with the Securities and Exchange Commission on August 12, 2005 (the “Original Filing Date”), that has been changed to reflect the restatement. These items include Items 1, 2 and 4 of Part I. The Company has supplemented Item 6 of Part II to include current certifications of the Company’s chief executive officer and chief financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32 to this Amendment. No other information included in the Original Form 10-Q is amended hereby.
Except as stated above, this Amendment speaks only as of the Original Filing Date and this filing does not reflect any events occurring after the Original Filing Date.

WEBSIDESTORY, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION
WEBSIDESTORY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
	Unaudited and
	restated	Restated
Assets
Current assets
Cash and cash equivalents	$13,357	$5,710
Investments	7,204	16,323
Accounts receivable, net	5,696	3,704
Prepaid expenses and other current assets	1,444	980

Total current assets	27,701	26,717
Property and equipment, net	2,100	1,884
Investments	9,410	8,676
Goodwill	26,690	—
Intangible assets, net	7,109	—
Other assets	1,802	341

	$74,812	$37,618

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$837	$307
Accrued liabilities	3,074	2,337
Deferred revenue	10,831	6,364
Capital lease short term	94	18
Note payable	—	27

Total current liabilities	14,836	9,053
Deferred rent	109	115
Capital lease long term	134	100
Other liabilities	182	205

Total liabilities	15,261	9,473

Commitments and contingencies
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 18,121,290 and 15,624,856 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	18	16
Additional paid in capital	112,275	82,895
Unearned stock-based compensation	(1,035)	(779)
Accumulated other comprehensive income	232	281
Accumulated deficit	(51,939)	(54,268)

Total stockholders’ equity	59,551	28,145

	$74,812	$37,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBSIDESTORY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	Unaudited and	Unaudited and	Unaudited and	Unaudited and
	Restated	Restated	Restated	Restated
Revenues
Subscriptions	$8,995	$5,262	$15,941	$10,228
Advertising	417	31	428	105

Total revenues	9,412	5,293	16,369	10,333

Cost of revenues
Cost of revenue	1,614	784	2,619	1,528
Amortization of intangibles	59	—	59	—
Stock-based compensation	19	5	21	10

Total cost of revenues	1,692	789	2,699	1,538

Gross profit	7,720	4,504	13,670	8,795

Operating expenses
Sales and marketing	3,530	2,274	6,464	4,402
Technology development	1,087	984	1,836	1,986
General and administrative	1,407	826	2,547	1,532
Amortization of intangibles	202	—	202	—
Stock-based compensation (*)	318	219	498	486

Total operating expenses	6,544	4,303	11,547	8,406

Income from operations	1,176	201	2,123	389

Interest expense	(10)	(10)	(18)	(20)
Interest income	210	16	392	33
Other expense	(51)	—	(51)	—

Income before provision for (benefit from) income taxes	1,325	207	2,446	402

Provision for (benefit from) income taxes	64	(5)	117	25

Net income	$1,261	$212	$2,329	$377

Accretion of discount on redeemable preferred stock	—	(470)	—	(868)

Net income (loss) attributable to common stockholders	$1,261	$(258)	$2,329	$(491)

Net income (loss) per share attributable to common stockholders:
Basic	$0.07	$(0.06)	$0.14	$(0.11)
Diluted	$0.07	$(0.06)	$0.13	$(0.11)

Weighted average number of shares used in per share amounts:
Basic	17,102,147	4,614,184	16,279,067	4,538,683
Diluted	18,458,741	4,614,484	17,702,131	4,538,683

(*) Stock-based compensation:
Sales and marketing	$54	$110	$88	$122
Technology development	171	(37)	173	23
General and administrative	93	146	237	341

	$318	$219	$498	$486

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBSIDESTORY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	June 30,	June 30,
	2005	2004
	Unaudited and	Unaudited and
	Restated	Restated
Cash flows from operating activities
Net income	$2,329	$377
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	861	448
Bad debt provision	13	(20)
Stock-based compensation	519	496
Changes in operating assets and liabilities, net of effect of acquisition
Accounts receivable	(1,330)	(887)
Prepaid expenses and other assets	(1,595)	(588)
Accounts payable and accrued liabilities	490	326
Deferred revenue	1,212	1,354
Deferred rent	(14)	15
Other liabilities	(23)	(73)

Net cash provided by operating activities	2,462	1,448

Cash flows from investing activities
Purchase of investments	(4,930)	—
Maturities of investments	13,316	—
Purchase of property and equipment	(462)	(531)
Acquisition, net of cash acquired	(2,606)	—

Net cash provided by (used in) investing activities	5,318	(531)

Cash flows from financing activities
Exercise of stock options and warrants	118	289
Payments on capital lease	(19)	—
Payments on note payable	(73)	—

Net cash provided by financing activities	26	289

Effect of exchange rate changes on cash	(159)	(49)

Net increase in cash and cash equivalents	7,647	1,157

Cash and cash equivalents at beginning of period	5,710	5,690

Cash and cash equivalents at end of period	$13,357	$6,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

WebSideStory, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. The Company
Nature of Business
     WebSideStory, Inc. (the “Company”) was founded and commenced operations in September 1996. The Company is a leading provider of on-demand digital marketing applications. In May 2005, the Company acquired Avivo Corporation (“Avivo”), a provider of on-demand website search and content solutions. Businesses use the Company’s services to measure and improve their online marketing performance. These services are provided to customers for a fee, which is either fixed or based on the actual number of websites and total page views and transactions analyzed by the Company’s services. Contracts for subscription services typically range in duration from one to three years.
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

     The following table reconciles the amounts previously reported in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2005.

	June 30, 2005
	As Previously
	Reported	Adjustments	As Restated
Prepaid expense and other current assets	$1,406	$38	$1,444
Total assets	74,774	38	74,812
Accrued liabilities	2,929	145	3,074
Total current liabilities	14,691	145	14,836
Deferred rent	263	(154)	109
Other long-term liabilities	105	77	182
Total liabilities	15,193	68	15,261
Accumulated deficit	(51,909)	(30)	(51,939)
Total stockholders’ equity	59,581	(30)	59,551
Total liabilities and stockholders’ equity	$74,774	$38	$74,812
     The following schedule reconciles the amounts previously reported in the Company’s unaudited condensed consolidated statements of operations for the three months ended June 30, 2005 and 2004 to the restated amounts.

	Three months ended			Three months ended
	June 30, 2005			June 30, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$9,412		$9,412	$5,293		$5,293
Total cost of revenues	1,697	$(5)	1,692	793	$(4)	789

Gross profit	7,715	5	7,720	4,500	4	4,504
Operating expenses
Sales and marketing	3,503	27	3,530	2,285	(11)	2,274
Technology development	1,091	(4)	1,087	990	(6)	984
General and administrative	1,408	(1)	1,407	828	(2)	826
Other	520		520	219		219

Total operating expenses	6,522	22	6,544	4,322	(19)	4,303

Income from operations	1,193	(17)	1,176	178	23	201
Other income	155	(6)	149	15	(9)	6

Income before provision for (benefit from) income taxes	1,348	(23)	1,325	193	14	207
Provision for (benefit from) taxes	64		64	(5)		(5)

Net income	1,284	(23)	1,261	198	14	212
Accretion of discount on redeemable preferred stock	—		—	(470)		(470)
Amount allocated to participating preferred stockholders	—		—	—		—

Net income (loss) attributable to common stockholders	$1,284	$(23)	$1,261	$(272)	$14	$(258)

Net income (loss) per share
Basic	$0.08	$0.01	$0.07	$(0.06)	$—	$(0.06)
Diluted	$0.07	$—	$0.07	$(0.06)	$—	$(0.06)

     The following schedule reconciles the amounts previously reported in the Company’s unaudited condensed consolidated statements of operations for the six months ended June 30, 2005 and 2004 to the restated amounts.

	Six months ended			Six months ended
	June 30, 2005			June 30, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$16,369		$16,369	$10,333		$10,333
Total cost of revenues	2,730	$(31)	2,699	1,548	$(10)	1,538

Gross profit	13,639	31	13,670	8,785	10	8,795
Operating expenses
Sales and marketing	6,447	17	6,464	4,447	(45)	4,402
Technology development	1,844	(8)	1,836	1,998	(12)	1,986
General and administrative	2,561	(14)	2,547	1,535	(3)	1,532
Other	700		700	486		486

Total operating expenses	11,552	(5)	11,547	8,466	(60)	8,406

Income from operations	2,087	36	2,123	319	70	389
Other income	335	(12)	323	32	(19)	13

Income before provision for income taxes	2,422	24	2,446	351	51	402
Provision for income taxes	117		117	25		25

Net income	2,305	24	2,329	326	51	377
Accretion of discount on redeemable preferred stock	—		—	(868)		(868)
Amount allocated to participating preferred stockholders	—		—	—		—

Net income (loss) attributable to common stockholders	$2,305	$24	$2,329	$(542)	$51	$(491)

Net income (loss) per share
Basic	$0.14	$—	$0.14	$(0.12)	$0.01	$(0.11)
Diluted	$0.13	$—	$0.13	$(0.12)	$0.01	$(0.11)
     The following schedule reconciles the amounts previously reported in the Company’s unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2005 to the restated amounts.

	Six months ended June 30, 2005
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities
Net income	$2,305	$24	$2,329
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	861		861
Bad debt provision	13		13
Stock-based compensation	519		519
Changes in operating assets and liabilities
Accounts receivable	(1,330)		(1,330)
Prepaid expenses and other assets	(1,703)	108	(1,595)
Accounts payable and accrued liabilities	599	(109)	490
Deferred revenue	1,212		1,212
Deferred rent	(65)	51	(14)
Other liabilities	51	(74)	(23)

Net cash provided by operating activities	2,462	—	2,462

Cash flows from investing activities
Net cash provided by investing activities	5,318	—	5,318

Cash flows from financing activities

Net cash provided by financing activities	26	—	26

Effect of exchange rate changes on cash	(159)	—	(159)

Net increase in cash and cash equivalents	7,647	—	7,647

Cash and cash equivalents at beginning of period	5,710		5,710

Cash and cash equivalents at end of period	$13,357	$—	$13,357

     The following schedule reconciles the amounts previously reported in the Company’s unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2004 to the restated amounts.

	Six months ended June 30, 2004
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities
Net income	$326	$51	$377
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	448		448
Bad debt provision	(20)		(20)
Stock-based compensation	496		496
Changes in operating assets and liabilities
Accounts receivable	(887)		(887)
Prepaid expenses and other assets	(557)	(31)	(588)
Accounts payable and accrued liabilities	325	1	326
Deferred revenue	1,354		1,354
Deferred rent	(37)	52	15
Other liabilities	—	(73)	(73)

Net cash provided by operating activities	1,448	—	1,448

Cash flows from investing activities
Net cash used in investing activities	(531)	—	(531)

Cash flows from financing activities

Net cash provided by financing activities	289	—	289

Effect of exchange rate changes on cash	(49)	—	(49)

Net increase in cash and cash equivalents	1,157	—	1,157

Cash and cash equivalents at beginning of period	5,690		5,690

Cash and cash equivalents at end of period	$6,847	$—	$6,847

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
     Except as described in Note 2 above, in the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s 2004 annual report on Form 10-K and include all adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 include the results of operations of Avivo commencing on May 4, 2005. All intercompany balances and transactions have been eliminated. The financial results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.
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

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	Restated	Restated	Restated	Restated
Comprehensive income
Net income	$1,261	$212	$2,329	$377

Other comprehensive income (loss)
Foreign currency translation	(18)	(9)	(49)	(49)

Total other comprehensive income (loss)	(18)	(9)	(49)	(49)

	$1,243	$203	$2,280	$328

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
     Had compensation expense for employee stock options been determined based on the fair value of the options on the date of grant, the Company’s net income (loss) would have been as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	Restated	Restated	Restated	Restated
Net income (loss) attributable to common stockholders — as reported	$1,261	$(258)	$2,329	$(491)
Add: Stock-based employee compensation as reported in the statements of operations	337	224	519	496
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(642)	(238)	(1,124)	(518)

Pro forma net income (loss) attributable to common stockholders	$956	$(272)	$1,724	$(513)

Net income (loss) per share attributable to common stockholders
basic — as reported	$0.07	$(0.06)	$0.14	$(0.11)
diluted — as reported	$0.07	$(0.06)	$0.13	$(0.11)

basic — pro forma	$0.06	$(0.06)	$0.11	$(0.11)
diluted — pro forma	$0.05	$(0.06)	$0.10	$(0.11)
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

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	Restated	Restated	Restated	Restated
Revenues	$10,331	$6,667	$19,738	$12,900
Net income	1,158	(663)	2,136	(1,548)
Earnings per share — basic	0.06	(0.09)	0.11	(0.22)
Earnings per share — diluted	$0.06	$(0.09)	$0.11	$(0.22)
     This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 2004, nor is it indicative of future financial results.

WebSideStory, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Accrued Liabilities
     The following table sets forth the components of accrued liabilities (in thousands):

	June 30,	December 31,
	2005	2004
	Restated	Restated
Accrued liabilities
Accrued bonuses and commissions	$1,064	$844
Accrued payroll and vacation	866	501
Accrued sales tax	334	262
Accrued sublease liability	145	144
Other accrued expenses	665	586

	$3,074	$2,337

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
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. You can identify these forward-looking statements by the use of words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the risk that our services are not adopted or used by other providers of software or technology services or, if adopted, do not perform to the satisfaction of our partners or customers; our reliance on our digital marketing services for the majority of our revenue; the risk of incurring higher than expected costs associated with the integration of the operations of Avivo Corporation (“Avivo”) with those of the Company, our recent achievement of profitability and the risk that we may not maintain our profitability; the highly competitive markets in which we operate that may make it difficult for us to retain customers; the risk that our customers fail to renew their agreements; the risk that our services may become obsolete in a market with rapidly changing technology and industry standards; and other risks described in our annual report on Form 10-K filed with the SEC and in the discussions set forth below under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report.
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
Results of Operations
     The following table presents our selected unaudited condensed consolidated statements of operations data (as a percentage of revenue) for the periods indicated:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	Restated	Restated	Restated	Restated
Revenues
Subscriptions	96%	99%	97%	99%
Advertising	4%	1%	3%	1%

Total revenues	100%	100%	100%	100%
Cost of revenues
Cost of revenue	17%	15%	16%	15%
Amortization of intangibles	1%	0%	0%	0%
Stock-based compensation	0%	0%	0%	0%

Total cost of revenues	18%	15%	16%	15%

Gross profit	82%	85%	84%	85%
Operating expenses
Sales and marketing	37%	42%	39%	43%
Technology development	12%	19%	11%	19%
General and administrative	15%	16%	16%	15%
Amortization of intangibles	2%	0%	1%	0%
Stock-based compensation	3%	4%	3%	5%

Total operating expenses	69%	81%	70%	82%

Income from operations	13%	4%	14%	3%
Interest expense	0%	0%	0%	0%
Interest income	2%	0%	2%	0%
Other expense	(1)%	0%	0%	0%

Income before provision for (benefit from) income taxes	14%	4%	16%	3%
Provision for (benefit from) income taxes	1%	0%	1%	0%

Net income	13%	4%	15%	3%
Accretion of discount on redeemable preferred stock	0%	(9)%	0%	(8)%

Net income (loss) attributable to common stockholders	13%	(5)%	15%	(5)%

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
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $903,000, or 114%, to $1.7 million, or 17% of total revenue, for the three months ended June 30, 2005 from $789,000, or 15% of total revenue, for the three months ended June 30, 2004. This increase resulted from the inclusion of Avivo’s cost of revenues beginning May 4, 2005, combined with an increase in salaries, bonuses and employee-related costs associated with the expansion of our professional services department and an increase in costs associated with network personnel. In addition, we incurred higher depreciation and repair and maintenance expense as a result of our continuing effort to expand and service our network of computer servers. Cost of revenue may continue to increase in absolute dollars and as a percentage of revenue in future periods because the cost of revenue from Avivo’s subscription services is higher than the cost of revenue from the Company prior to the acquisition.
     Sales and Marketing Expenses. Sales and marketing expenses increased $1.3 million, or 55%, to $3.5 million, or 37% of total revenue, for the three months ended June 30, 2005 from $2.3 million, or 42% of total revenue, for the three months ended June 30, 2004. This increase was primarily attributable to salaries and wages and related employee benefits for additional sales and marketing personnel and increased sales commissions and bonuses related to increased revenue. Additionally, the increase in sales and marketing personnel and number of customers contributed to higher travel and lodging costs. Sales and marketing expenses as a percentage of total revenue declined primarily due to lower sales and marketing costs as a percentage of Avivo’s revenue as well as increased productivity of sales personnel. As our customer base grows and our company expands to meet the increased demands, we will continue to hire additional sales and customer retention personnel in future periods.
     Technology Development Expenses. Technology development expenses increased 11% to $1.1 million, or 12% of total revenue, for the three months ended June 30, 2005 from $1.0 million, or 19% of total revenue, for the three months ended June 30, 2004. This increase was primarily attributable to salaries and wages for additional engineering staff, as well as the inclusion of Avivo. This increase was partially offset by the capitalization of $337,000 of internally developed new product software for the three months ended June 30, 2005. As there were no projects in the development stage in the prior year, there were no similar costs capitalized during the same period in 2004. We expect that technology development expenses will increase in future periods as we continue to add engineering resources. Additionally, we expect that the amount of new software development costs capitalized will decrease in future quarters as we launch our new keyword bid management solution, which is expected to occur in the third quarter.
     General and Administrative Expenses. General and administrative expenses increased 70% to $1.4 million, or 15% of total revenue, for the three months ended June 30, 2005 from $826,000, or 16% of total revenue, for the three months ended June 30, 2004. This increase was largely due to professional fees for accounting and legal services, an overall increase in salaries and wages and an increase in certain insurance coverage offset by a decrease in bad debt expense. The acquisition of Avivo also added to general and administrative expenses. We expect general and administrative expenses to increase as we add headcount and incur additional costs related to operating as a public company. These costs are expected to include additional accounting, legal, insurance and consulting fees.
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
Other Income, Net
     Other income, net was $149,000 for the three months ended June 30, 2005, which was an increase of $143,000 from $6,000 for the three months ended June 30, 2004. The increase in net interest income was due to interest earned on funds invested. We had $30.0 million in cash and marketable securities as of June 30, 2005, which was up from $6.9 million as of June 30, 2004. This was partially offset by foreign exchange losses of $51,000 incurred during the quarter ended June 30, 2005. In 2004, other income, net consists of interest income on investments and interest expense on bank borrowings.

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
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $1.2 million or 76% to $2.7 million or 16% of total revenue, for the six months ended June 30, 2005 from $1.5 million, or 15% of total revenue, for the six months ended June 30, 2004. This increase primarily resulted from an increase in salaries, bonuses and employee-related costs associated with the expansion of our professional services department and an increase in costs associated with network personnel. In addition, we incurred higher rent and utility costs, increased bandwidth charges and increased depreciation expense. Cost of revenue also increased as a result of the Avivo acquisition. The professional services required to support implementation for our Avivo search and content solutions is higher than for HBX, which contributed to the increase in our cost of revenue. Cost of revenue may continue to increase in absolute dollars and as a percentage of revenue in future periods because the cost of revenue from Avivo’s subscription services is higher than the cost of revenue from the Company prior to the acquisition.
     Sales and Marketing Expenses. Sales and marketing expenses increased 47% to $6.5 million, or 39% of total revenue, for the six months ended June 30, 2005 from $4.4 million, or 43% of total revenue, for the six months ended June 30, 2004. This increase was primarily attributable to salaries and wages and related employee benefits for additional sales and marketing personnel and increased sales commissions and bonuses related to increased revenue. Additionally, the increase in sales and marketing personnel and number of customers contributed to higher travel and lodging costs. The acquisition of Avivo also added to the increase. Sales and marketing expenses as a percentage of total revenue declined primarily due to increased productivity of sales personnel. As our customer base grows and our company expands to meet the increased demands, we will continue to hire additional sales and customer support personnel in future periods.
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
     General and Administrative Expenses. General and administrative expenses increased 66% to $2.5 million, or 16% of total revenue, for the six months ended June 30, 2005 from $1.5 million, or 15% of total revenue, for the six months ended June 30, 2004. This increase was largely due to professional fees for accounting and legal services, an overall increase in salaries and wages and an increase in certain insurance coverage offset by a decrease in bad debt expense. The acquisition of Avivo also added to the increase.

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
Other Income, Net
     Other income, net was $323,000 for the six months ended June 30, 2005, which was an increase of $310,000 from $13,000 for the six months ended June 30, 2004. The increase in net interest income was due to interest earned on funds invested. We had $30.0 million in cash and marketable securities as of June 30, 2005, which was up from $6.9 million as of June 30, 2004. This was partially offset by foreign exchange losses of $51,000 incurred during the six months ended June 30, 2005. In 2004, other income, net consists of interest income on investments and interest expense on bank borrowings.
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
Liquidity and Capital Resources
     As of June 30, 2005, we had $13.4 million of cash and cash equivalents, $7.2 million in short-term investments and $12.9 million in working capital, as compared to $5.7 million of cash and cash equivalents, $16.3 million in short-term investments and $17.7 million in working capital as of December 31, 2004. The decrease in working capital is the result of the cash used to acquire Avivo. As of June 30, 2005, we had no debt obligations.
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

Cash Flow
     Net cash provided by operating activities was $2.5 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively. In 2005, net income for the six months ended June 30, 2005 of $2.3 million was the largest contributor to the cash provided by operations. That amount was increased by non-cash add-backs of $0.9 million for depreciation and amortization and $0.5 million for stock-based compensation. Offsetting the positive non-cash items were changes in operating assets and liabilities including increases in accounts receivable of $1.3 million and prepaid expenses and other assets of $1.6 million, which collectively decreased cash provided from operations by $2.9 million. Total accounts payable and accrued liabilities increased $0.5 million and deferred revenue increased $1.2 million, further increasing cash provided from operating activities by approximately $1.7 million.
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
     As required by SEC Rule 13a-15(b), in connection with filing this Form 10-Q/A, our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that material weaknesses existed in our internal control over financial reporting as of June 30, 2005 with respect to the application of lease accounting principles and insufficient staffing levels in our accounting and financial reporting department. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. For a description of these material weaknesses and the steps we are undertaking to remediate them, see “Item 4. Controls and Procedures” contained in this report. The existence of one or more material weaknesses could impact the reliability of our financial reporting, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.
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
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, the end of the quarter covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2005. Management had previously concluded the Company’s disclosure controls and procedures were effective as of June 30, 2005. However, in connection with the restatement of the Company’s quarterly condensed consolidated financial statements as of and for the quarter ended June 30, 2005, as fully described in Note 2 of the financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005, management determined that the material weaknesses described below existed as of June 30, 2005.
     Notwithstanding the material weaknesses described below, management believes the quarterly condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Material Weaknesses in Internal Control Over Financial Reporting
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Insufficient Staffing in Our Accounting and Financial Reporting Functions. As of June 30, 2005, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of accounting principles generally accepted in the United States of America commensurate with our financial reporting requirements. Specifically, we lacked an adequate number of accountants possessing appropriate knowledge, experience and training in the application of technical accounting principles to support our financial accounting and reporting functions. This control deficiency contributed to the material weakness described below, which resulted in the restatements of our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004 and the unaudited condensed consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005. This control deficiency also resulted in an adjustment to the Company’s consolidated financial statements included in this quarterly report on Form 10-Q/A for the quarter ended June 30, 2005 to correct stock-based compensation expense and additional paid-in capital. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures, including stock-based compensation and additional paid-in capital and those described below that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Application of Lease-Related Generally Accepted Accounting Principles. As of June 30, 2005, we did not maintain effective controls over the selection, application and monitoring of our accounting policies related to leasing transactions. Specifically, our controls over our selection, application and monitoring of our accounting policies related to the effect of lease and sub-lease transactions were ineffective to ensure that such transactions were accounted for in conformity with accounting principles generally accepted in the United States of America. This control deficiency resulted in the restatement of our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004 and the unaudited condensed consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005. Additionally, this control deficiency could result in a misstatement of rent expense, rental income and lease and sub-lease obligations that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
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
     (b) Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: December 15, 2005

/s/ Thomas D. Willardson Thomas D. Willardson
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)