Form 10-K
period 2005-12-31
WEBSIDESTORY INC
filed 2006-03-16
CIK 1091158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 of 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                      Accelerated filer ☑                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2005 was approximately $265.7 million, based on the closing stock price as reported by the Nasdaq National Market.*
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 10, 2006 was 19,778,959.
* Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the common stock outstanding at December 31, 2005. This calculation does not reflect a determination that such persons are affiliates for any other purposes.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to its 2006 annual meeting of stockholders are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2005.

WEBSIDESTORY, INC.
FORM 10-K — ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I
Forward-Looking Statements
     This Annual Report on Form 10-K includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. This report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to our management. You can identify these forward-looking statements by the use of words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the company’s reliance on its web analytics services for the majority of its revenue; blocking or erasing of cookies or limitations on our ability to use cookies; the company’s limited experience with digital marketing applications beyond web analytics; the risks associated with integrating the operations and products of Avivo Corporation and Visual Sciences, LLC with those of the company; privacy concerns and laws or other domestic or foreign regulations that may subject the company to litigation or limit our ability to collect and use Internet user information; WebSideStory’s ability to defend itself against claims of patent infringement alleged by NetRatings, Inc.; WebSideStory’s ongoing ability to protect its own intellectual property rights and to avoid violating the intellectual property rights of third parties; the highly competitive markets in which we operate that could make it difficult for WebSideStory to acquire and retain customers; the risk that WebSideStory’s customers fail to renew their agreements; the company’s recent achievement of profitability and the risk that it may not maintain its profitability; the risk that the company’s services may become obsolete in a market with rapidly changing technology and industry standards; and other risks described below under the heading “Item 1A. Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report.
     Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available.
Item 1. Business.
     Overview
     We are a leading provider of on-demand and in-house digital marketing and customer analysis solutions. Our Active Marketing Suite™ consists of web analytics, website search, web content management, call center analytics and messaging analysis. Our Active Marketing Suite will also include keyword bid management after its expected release later in 2006. Customers use our services to understand how Internet users respond to website design and content, online marketing campaigns and e-commerce offerings and to manage the content of their web pages and make them searchable. Customers also use our solutions to analyze and understand customer interaction across multiple delivery channels. As a result, our customers can make more effective marketing and business decisions and improve the merchandising, sales, support, design and functionality of their websites, thereby improving their return on investment on marketing dollars spent.
     We derive most of our revenue from HBX™, one of our web analytics applications. Web analytics refers to the collection, analysis and reporting of information about Internet user activity. Our HBX application collects data from web browsers, processes that data and delivers analytic reports of online behavior to our customers on demand, allowing them to improve their websites and their online marketing campaigns.

     We deliver our HBX, site search and web content management services on-demand over the Internet using secure, proprietary and scalable applications and system architectures. This on-demand delivery model allows us to concurrently serve a large number of customers and to efficiently distribute the workload across our networks of servers. Our HBX technology is relatively straightforward to implement for most customers, which allows these customers to avoid expensive, up-front hardware expenses and software license fees and to benefit from lower administration costs compared to traditional software licensing. Our analytic reporting and data collection processes can be integrated with third-party applications through our published application programming interfaces, or APIs, and through standard-format data feeds.
     Our services are offered by subscription agreements, typically with terms of one to three years. As of December 31, 2005, we had over 1,100 customers purchasing services from our Active Marketing Suite. Our direct sales force sells our services to a broad range of organizations in many industries including sports and entertainment, news, retail, financial services, travel, technology, manufacturing, telecommunications and education. Our top ten customers by revenue in 2005 were Allstate Insurance Company, Best Buy Corporation, British Sky Broadcasting, Cisco, Comcast.net, FedEx Corporate Services, Fox Sports.com, Nokia, PC World Communication and the Walt Disney Internet Group. Walt Disney accounted for 14% of our total revenue in the year ended December 31, 2003; however, none of our customers individually accounted for more than 10% of our total revenue for the years ended December 31, 2004 or 2005.
     Recent Acquisitions
     In May 2005, we acquired Avivo Corporation, which was doing business as Atomz, a provider of on-demand website search and web content management, in exchange for approximately $4.2 million in cash, 2,958,713 shares of common stock and 164,434 options to purchase our common stock. We believe the acquisition of Avivo advanced our strategy of offering a suite of integrated digital marketing applications, which may expand our market opportunity. We are in the process of integrating Avivo’s website search and web content management applications, which we refer to as WebSideStory Search and WebSideStory Publish, respectively, with our web analytics application, HBX.
     In February 2006, we acquired Visual Sciences, LLC, a provider of streaming data analysis and visualization software and services, in exchange for $22.0 million in cash, 568,512 shares of common stock, warrants to purchase 1,082,923 shares of common stock with an exercise price of $18.4685 per share, and $20.0 million in aggregate principal amount of senior notes. In connection with the transaction, we also granted 189,507 shares of restricted common stock to certain employees of Visual Sciences, which vest on January 30, 2007, and non-qualified stock options to purchase 350,000 shares of common stock to certain employees of Visual Sciences. We believe this merger expands our addressable market by adding customer interaction analysis solutions for the call center, e-mail and, in the future, other non-web delivery channels such as stores and branches. This merger also positions us to address the web analytics needs of large enterprises that require in-house solutions.
     Benefits of Our Services
     With the addition of Visual Sciences, we offer a suite of on-demand and in-house digital marketing and customer analysis solutions that allow our customers to measure and improve the performance of their online businesses and marketing campaigns. We believe our services:
•	Provide Valuable Information to Improve Online and Offline Initiatives. Our analytic reports help our customers understand how users navigate their websites. Our reporting services allow businesses to compare the popularity and effectiveness of their content over time and across sections of their websites. These reports can reveal which paths in a website lead to the greatest number of sales and where bottlenecks occur and enable rapid testing of the effects that changes in content and design have on browsing, shopping and buying. In addition, our services allow our customers to develop offline marketing strategies based on online analysis. We also correlate browsing and searching behavior with purchasing to reveal shopping patterns and trends.

•	Empower Customers to Implement Informed Marketing Decisions. While our web analytics service provides a basis for decisions affecting online marketing, our customers can use our other Active Marketing Suite applications to implement their decisions. Our customers can use our website search application to influence how visitors navigate their website and search for content and products. Our web content management application allows our customers to publish and modify website content. We expect to release our keyword bid management application later in 2006, which will enable our customers to develop and execute complex keyword bidding strategies.

•	Improve Marketing Return on Investment. Our web analytics reports help businesses determine where their marketing budgets are best spent. We measure and report online responses to both online and offline marketing campaigns. Using our services, our customers can run simultaneous campaigns, assess results in real time and then reallocate marketing resources to the most effective campaigns. They can identify which referral sources generate the most customer leads and can assess each campaign’s return on investment in terms of sales relative to costs.

•	Offer a Lower Total Cost of Ownership. Compared to traditional software, our on-demand services can normally be quickly deployed, which allows our customers to avoid spending time installing or maintaining software. Our services provide a low total cost of ownership by eliminating the need for large investments in software licenses and upgrades, hardware, extensive implementation and integration services and additional information technology staff. Our services are also compatible with all commonly used operating systems and web browsers. Additionally, our on-site licenses are, once installed, updated in an automated fashion over encrypted network connections which run over the Internet or private network lines, reducing our requirement to support back releases and creating a hybrid version of in-house software with some of the efficiencies of on-demand delivery.

•	Are Secure and Scalable. Our services are delivered over the Internet and have been designed to provide our customers with high levels of security, performance and reliability. We maintain security through the use of firewalls, intrusion detection, proprietary monitoring, and network policies and procedures. Our proprietary data management systems are highly scalable and can handle large volumes of data at high speeds. Our systems generally use commercially available hardware and proprietary software.
Our Strategy
     Our goal is to be the global leader in on-demand and in-house digital marketing and customer analysis solutions. The key components of our strategy are to:
•	Expand the Features and Functionality of Our Services. We plan to further enhance the features and functionality of our on-demand applications, as well as adapt our services to changing Internet environments and business practices. We also plan to continue to increase the number of languages supported by our services. We believe that our multi-tenant application architecture is well-designed to accommodate new features and functions. For our on-demand solutions, most additions of new features and functions are centrally implemented entirely by us on our servers, which results in the upgrades becoming part of our services. As a result, customers benefit from our upgrades with no action required on their part.

•	Pursue New Customers in Our Existing Markets, Cross-Sell Our Products and Expand into New Geographic Markets. Our on-demand applications currently serve diverse organizations, including Fortune 500 corporations, small and medium businesses and educational institutions. We intend to continue marketing our services to a broad range of organizations, primarily through our direct sales force. We plan to increase the number of sales people that we employ and to develop other marketing or distribution channels for our services. Additionally, we plan to leverage our sales force to cross-sell all of the applications in our Active Marketing Suite across our current and potential customer base. We also plan to increase our marketing efforts to customers outside of North America by recruiting local sales and support professionals, and we may also expand outside North America by selectively pursuing acquisitions.

•	Progressively Integrate Our Digital Marketing Applications. In May 2005, we acquired Avivo, a provider of on-demand website search and web content management applications, and in February 2006, we acquired Visual Sciences, a provider of streaming data analysis and visualization software and on-demand services. We intend to launch our keyword bid management application during 2006. We believe that there are significant benefits through the integration of data, analysis and functionality of our web analytics, website search, web content management and keyword bid management applications. We intend to integrate these applications, as well as future applications we acquire or develop in order to enhance the value of the services we provide to our customers.

•	Continue to Develop and Acquire Related Services and Technologies. We believe that our success in web analytics will help us sell related, on-demand digital marketing services such as website search applications, web content management, keyword bid management, call center analytics, marketing surveys, email marketing and affiliate marketing networks. In the past year, we have developed or acquired several of these digital marketing applications, and we intend to develop or acquire additional applications. We believe our strengths in data analysis, scalability and delivery of on-demand application services will allow us to compete effectively with other companies that may attempt to offer comparable digital marketing services.

•	Provide Superior Customer Service and Build Lasting Relationships with Our Customers. We believe that we can generate more revenue from our customers by promoting wider and more diverse deployments of our services. We seek to learn industry best practices based on feedback from our customers and to incorporate these practices into our technology and professional services. This strategy enhances the value our customers receive from our services. We intend to keep our customers satisfied by responding promptly to their feedback and requests and by building technology that helps them achieve their goals.

•	Encourage the Development of Third-Party Applications that Integrate with and are Complementary to Our Services. Our services are designed to allow third-party developers to create applications complementary to our core services offering. Our analytic reporting and data collection processes can be integrated with third-party applications through our published APIs and through standard-format data feeds. We actively encourage our customers to integrate our services with other systems and applications that they use to increase the value of our services.
Our Services
     We sell our digital marketing and customer analysis solutions as a suite of applications called the Active Marketing Suite. Customers can purchase one or more applications within our Active Marketing Suite. Currently, we derive most of our revenue from HBX, one of our on-demand web analytics applications. We expect that an increasing number of our customers will purchase more than one of our Active Marketing Suite applications. Our Active Marketing Suite consists of:

Service	Description
HBX On-Demand Web Analytics	HBX is our on-demand web analytics service that collects, processes, stores and reports on Internet user behavior based on browser activity. Reports that we provide give our customers an extensive analysis of what visitors are doing on their web pages. For example, HBX can be used to inform our customers which marketing initiatives visitors responded to, what search engines they used, what keywords they entered, how much time they spent on web pages, what they bought online, when they abandoned shopping carts and what geographic area they live in.

Service	Description
WebSideStory Search	Search is our on-demand application that delivers relevant search results to visitors of our customers’ websites and guides them, step-by-step, to the products and information they want. Search also enables our customers to learn from their website visitors’ behavior and improve their business decisions based on what visitors are searching for and how often they find what they want. Customers can customize the search interface and results templates to match their website design.

WebSideStory Publish	Publish is our on-demand web content management application that helps businesses improve their website. Publish allows marketers and website owners to control website content, without sacrificing control over workflow, design and permissions required by web teams. For example, customers of Publish can navigate their own website to the content they want to modify, click a button and make the change. An additional click of a button will publish the changed content. Little to no training is required to utilize this application, and no technical expertise is needed.

WebSideStory Bid (expected to be released during 2006)	Bid is our on-demand keyword bid management application that will enable search engine marketers to actively manage pay-per-click bids from a single, easy-to-use interface. Bid will be integrated with HBX to enable customers to analyze the effectiveness of their keyword bid strategies. We plan to release the first version of Bid during 2006.

Visual Site	Visual Site provides customers real-time visibility into Internet channel campaigns, sites, visitors and segments.

Visual Call	Visual Call provides customers real-time visibility into voice channel systems, customers and segments.

Visual Mail	Visual Mail provides customers real-time visibility into e-mail channel content, customers and segments.
     In addition to our Active Marketing Suite, our other services include the following:
     Professional Services. We also offer professional services to help our customers implement and use our on-demand digital marketing applications. Our advice helps them interpret analytic reports, and we develop recommendations for improving our customers’ websites and marketing programs. We assist in implementing our own recommendations, analyze the results and develop new recommendations based on these results.
     HBX DataFeed. HBX DataFeed allows companies to combine our on-demand web analytics with most in-house data applications. Customers that want the raw behavioral data that we collect can obtain it through data feeds that are easy to implement and compatible with standard database formats.
     HitBox Professional. HitBox Professional is a web analytics application for small and medium-sized businesses that need web analytics services, but do not need all of the features and capabilities of HBX. HitBox Professional includes many, but not all of the features of HBX, and is offered at a lower base price.
     Express Search. Express Search is a reduced-feature version of WebSideStory Search for small businesses and other website operators. We provide Express Search in exchange for the right to display text advertisements in the search results on our customers’ websites. We generate revenue from these online text advertisements.

Technology and Operations
Technology
     Our on-demand and in-house technologies are highly scalable, allowing us to serve large numbers of customers, including high-volume customers. Our proprietary software is designed to run on custom-built computer networks that we control and maintain. Unlike traditional software vendors, for our on-demand solutions, we do not need to support different hardware, operating systems or databases, or develop software for customers’ unique computing environments. As a result, we can dedicate a greater proportion of our development resources to improve the features, functions, reliability and speed of our services.
     Our technology is based on multi-tenant application architecture. We use commercially available hardware and proprietary software. To a lesser extent, we also use some commercially available software as components of our technology. We have custom-built core services such as visitor session measurement and a data management system that allow us to achieve both data manipulation and real-time reporting. We have built a distributed environment for both data collection and end-user report generation that routes both tasks efficiently to many servers, instead of to single, dedicated servers. Our customers can access our on-demand services through a web browser without installing any software. They can also receive reports and data from our systems through data feeds, a browser plug-in, a Microsoft Excel plug-in, our APIs and scheduled email delivery.
     To handle large volumes of data efficiently at high speeds, we have built our own proprietary data management systems. These systems include proprietary data management software, data storage methods and compression algorithms. These data management systems allow us to make information and reports related to data collected over long periods of time available on demand.
     Our services provide extensive reporting and analytics functionality accessible through hierarchical menus and interactive graphical reports available on demand. Users can customize reports and dashboards, schedule report delivery, model scenario analyses based on business criteria that they determine and monitor the results over time.
     Other applications can address our services either through our APIs or through the use of data feeds from our network. Our systems allow customers and technology partners to insert and collect information from our services. We maintain security through the use of firewalls, intrusion detection, proprietary monitoring and network policies and procedures.
     Our research and development expenses, including related stock-based compensation expenses, were $5.0 million, $3.8 million and $3.5 million in the years ended December 31, 2005, 2004 and 2003, respectively.
Operations
     All of our servers and our customers’ data are located at three, third-party co-location facilities: one in San Diego, California operated by Level 3 Communications, LLC, which we use primarily for our HBX web analytics services; one in San Jose, California operated by Equinix Operating Co., Inc., which we use for our site search and web content management services; and one in Ashburn, Virginia also operated by Equinix, which we use for our Visual Sciences’ business. Our co-location agreements generally obligate the vendor to provide us with secure facilities, which generally includes biometric access screening and escort-controlled access, and on-site backup generators in the event of a power failure. The co-location agreements generally give us the right to keep our own network operators on-site around-the-clock. We regularly rotate tapes of customer data out of these facilities and store them in a separate location in the event of data loss at any of the facilities. In addition, we gain access to the Internet through several diverse Internet service providers, including Level 3. Our agreement with Level 3 expires in September 2007. Our agreement with Equinix for the San Jose facility expires in April 2006 but is subject to automatic one-year renewals unless either party provides notice of non-renewal to the other party at least 45 days prior to the end of the then-applicable term. Our agreement with Equinix for the Ashburn facility expires in November 2006 but is subject to automatic one-year renewals unless either party provides notice of non-renewal to the other party at least 90 days prior to the end of the then-applicable term.

     We regularly monitor the performance of our services. The monitoring features we have built or licensed include centralized performance consoles, automated load distribution and various self-diagnostic tools and programs. We have service-level agreements with our customers warranting certain levels of uptime reliability and permitting them to receive credits or terminate their agreements in the event that we fail to meet those levels.
     In the event of a disaster or serious network outage, we believe that complete data processing and reporting could be restored within 21 days, with an additional seven days to back process the collected and logged data. We also keep off-site archival copies of customer data for reconstitution of reporting.
Customers
     As of December 31, 2005, we had over 1,100 customers purchasing services from our Active Marketing Suite. The revenue generated by the company from The Walt Disney Internet Group accounted for 14% of total revenues for the year ended December 31, 2003. None of our customers individually accounted for more than 10% of our revenues for the years ended December 31, 2004 or 2005.
Sales and Marketing
Direct Sales
     We primarily sell our services through our direct sales force, consisting of telesales and field sales personnel. Our telesales representatives are responsible for sales to customers assigned by region or industry, as well as following up on leads generated from our marketing campaigns. Our field sales personnel are responsible for our business customers, and they generally sell our services in one-on-one client meetings rather than over the telephone. We organize our sales and marketing programs by geographic regions and by product lines. Our North America sales programs are managed out of our San Diego, California headquarters and our San Bruno, California office. All of our European sales programs are managed out of our Amsterdam facility. In addition, we have sales consultants in Australia, Singapore and Canada.
Marketing
     Our marketing strategy is to build our brand name and raise awareness of WebSideStory as a leading provider of on-demand digital marketing applications. Our marketing campaigns include a variety of advertising, public relations activities and web-based seminars, all of which are targeted at executives and other decision makers within business organizations.
     Our principal marketing initiatives include:
•	advertising on industry-related websites;

•	participation in, and sponsorship of, Internet user conferences, trade shows and industry events;

•	partnering with well-known organizations within the industry;

•	using our website to provide product and company information and industry-related downloads; and

•	issuing press releases about business and product developments as appropriate.
Customer Service and Support
     We believe that customer service and support begins with our sales personnel who are trained to understand our customers’ needs. Our sales people work with our technologists to ensure that our customers receive the services they need for their businesses. Continuing superior customer support beyond the signing of our service contract helps us retain and expand our customer base. Support and assistance is available to our customers through the telephone or email, depending on the size of the customer and its preference. Our customer support group is equipped to answer general inquiries regarding our services and more technical questions relating to the use of our services. We offer training to our customers to help them use the services they purchase from us.
International Sales
     In fiscal 2005, 2004 and 2003, we generated approximately 14%, 16% and 11% of our total revenue, respectively, from subsidiaries located outside the United States. Our international operations primarily consist of sales activities for customers based in Europe and Asia. Our United States operations provide technical, legal and network operating support services to support our European and Asian customers. Our international direct and indirect subsidiaries were established for the purpose of paying the salaries of our sales personnel based in Europe and other expenses related to the billing and collecting of revenue from our European customers. Our current international strategy is to grow and strengthen our presence in international markets by hiring additional sales personnel and designing our services to support additional languages.
Competition
     The market for digital marketing applications is rapidly evolving and highly competitive. We expect competition to increase from existing competitors as well as new market entrants. We compete primarily with other application service providers and software vendors on the basis of product functionality, price, performance and level of service. We also compete with companies that offer web analytics software bundled with other products or services. Our current principal competitors include:
•	web analytics providers such as Coremetrics, Omniture and WebTrends;

•	website search providers such as Endeca, Google and Verity; and

•	web content management providers such as Interwoven and Vignette.
     As we introduce our keyword bid management service, we anticipate that we will face competition from providers of keyword management services.
     In addition, we face competition from companies that develop similar technologies for their own use. Many companies, including some of our largest potential customers, use internally-developed interactive marketing software rather than the commercial services or software offered by us or our competitors. These companies may seek to offer their internally-developed software commercially in the future, which will bring us into direct competition with their products.
     We believe the principal competitive factors in our market include the following:
•	product functionality and breadth of services offered;

•	speed and ease of implementation and use;

•	price and cost of ownership;

•	brand name and reputation;

•	rates of user adoption among the decision makers;

•	performance, security, scalability, reliability and flexibility of the services;

•	ability to gather and process large amounts of data;

•	ease of integration with existing applications; and

•	quality of customer support and services.
     We believe that we compete favorably on the basis of these factors. However, some competitors may have features in their services that we do not include, and that customers prefer. Many of our current competitors and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. As a result, our competitors may be able to devote a greater portion of their resources to the development, marketing and sale of their products than we can and may be able to respond more quickly to the rapid advancements in technology and to the constant changes in customer needs. We cannot assure you that our current or potential competitors will not offer or develop services that are considered superior to ours, or that services other than ours will not achieve greater market acceptance.
Intellectual Property
     We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brands. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information.
     We pursue the registration of our trademarks and service marks in the United States and in other countries, although we have not secured registration of all of our marks. WebSideStory and HitBox, among others, are our United States registered service marks. WebSideStory, HitBox and HBX are also registered in several international jurisdictions as well as the European Union. We have applied to register the service marks Active Marketing Suite and HBX in the United States.
     As of December 31, 2005, we had two issued patents, both relating to Internet website traffic analysis, which both expire in 2019. We also have nine patent applications pending in the United States, as well as one international patent application pending under the Patent Cooperation Treaty and one pending patent application in Europe, Canada and Australia. In addition, we have entered into a cross license agreement with NetIQ, pursuant to which we have a license to NetIQ’s U.S. Patent No. 6,112,238, which expires in 2017, and certain patents pending and NetIQ has a license to our patents and certain patents pending. We do not believe that this cross license is material to our ability to sell our current web analytics services. This cross license agreement will terminate on the date the last patent expires. We cannot assure you that our pending, or any future, patent applications will be granted, that any existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted under any patent that may issue will provide competitive advantages to us. Many of our current and potential competitors dedicate substantially greater resources to the protection and enforcement of intellectual property rights, especially patents. If a patent has been or is issued to a third party that prevents us from using some or all of our non-patented technology, we would need either to obtain a license to, or to design around, that patent. We may not be able to obtain a license on acceptable terms, if at all, or design around the patent, which could harm our ability to provide our services.
     The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. For example, we, along with several of our competitors with technology similar to ours, are currently involved in patent litigation with NetRatings, Inc. NetRatings recently filed a patent infringement lawsuit against us in New York federal court, and we have filed a similar patent infringement lawsuit against NetRatings in federal court in San Diego. For more information about these lawsuits, please see “Item 3. Legal Proceedings” below.
     While our patent applications, copyrights, trademarks and other intellectual property rights are important, we believe that our technical expertise and ability to introduce new products in a timely manner will also be important factors in maintaining our competitive position.

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
     Legislation has been introduced in the United States House of Representatives to regulate spyware. The term spyware is not consistently defined, but is often used to describe software that is installed on a consumer’s computer and collects and disseminates information about the consumer without the consumer’s knowledge or informed consent. The term spyware also may encompass programs that take control of a consumer’s computer or display advertising that either cannot be closed or that is triggered by specific keywords entered into search engines. The proposed legislation would require any person that is not the owner or authorized user of a computer system to give clear and conspicuous notice and to obtain consent before installing and activating any information collection program. One of the proposed bills would direct the Federal Trade Commission to regulate spyware and would authorize damages of up to $1.0 million per violation or up to $3.0 million per violation for deceptive practices. Another proposed bill includes criminal penalties and imprisonment. Legislation regulating spyware and the display of contextual or keyword advertising has been considered, or is being considered, in nearly all state legislatures.
     None of our services currently require or provide for the installation of software on a consumer’s computer, however, it is possible that legislation intended to regulate tracking of consumer’s usage on the Internet could bring some or all of our services within a regulatory framework. Such regulation could prevent us from operating our business in its current fashion, and could require us to change our business practices or some of our services.
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
Employees
     On December 31, 2005, we had 214 employees, including 128 in sales and marketing, 59 in technology development and operations and 27 in general administration. We have never had a work stoppage. None of our employees are represented under collective bargaining agreements. We consider our relationship with our employees to be good.

Available Information
     All materials we file with or furnish to the Securities and Exchange Commission may be obtained electronically through use of the SEC internet site, http://www.sec.gov. Additionally, these materials may be obtained through the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330.
     We make available free of charge, on or through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our Internet address is www.websidestory.com. Our internet address is not intended to function as a hyperlink. The information in our website is not and should not be considered part of this report and is not incorporated by reference in this document.
Item 1A. Risks Factors
     The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this annual report and those we may make from time to time.
Risks Related to Our Business
Our web analytics services comprise a substantial majority of our revenue, and our business will be harmed if customer demand for these services declines.
     Our web analytics services, HBX and HitBox Professional, and related support represented 82%, 96% and 99% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. We anticipate that web analytics services and support will continue to represent a substantial majority of our total revenues. Our future success will depend, in part, on our ability to further enhance our web analytics services to meet client needs, to add functionality and to address technological advancements. Our future success will also be dependent upon our ability to attract new web analytics customers and to convince existing web analytics customers to renew their subscription agreements with us. In order to expand or to maintain our web analytics business, we may need to make significant investments in additional sales, marketing and other resources, which may not generate any additional revenues. We have experienced significant competition from other providers of web analytics services, and we cannot assure you that we will be able to continue to enhance our web analytics technology, expand our business or remain competitive in this market, any of which could have a material adverse effect on our business, financial condition and results of operations.
We have limited experience with digital marketing applications and our efforts to expand our services beyond web analytics may not be successful.
     We have historically focused on the web analytics market and our efforts to expand our business beyond web analytics may not be successful. In connection with our acquisition of Avivo in May 2005, we expanded our services to include website search and web content management. We plan to introduce our keyword bid management service during 2006, and our strategy includes the further expansion of our service offerings to include additional digital marketing applications in the future. The launch of new services can involve technological challenges, which may not be resolved on a timely basis or at all and may require significant development efforts and expenditures. We cannot assure you that we will be able to successfully launch our keyword bid management service on a timely basis or that our website search, web content management, keyword bid management or other new services will achieve broad market acceptance or generate significant revenues. In addition, the expansion of our services beyond web analytics may result in a diversion of management’s attention and may require us to commit significant financial and other resources to an unproven business that may not generate a commensurate level of revenue or profits and could limit the resources we are able to devote to our existing business. If we are not successful in our expansion efforts, our brand image and existing business could be harmed and our stock price could decline.

Our indebtedness could adversely affect our financial health.
     In connection with our acquisition of Visual Sciences, we issued $20.0 million in aggregate principal amount of senior notes. The senior notes accrue interest at 4% per annum and mature on August 1, 2007. In addition, the senior notes are subject to mandatory repayment, on demand, at any time after April 1, 2007 or upon certain underwritten public offerings of our common stock, and must be repaid if we incur indebtedness in excess of $1.0 million that ranks senior or pari passu with the priority of payment attributable to the indebtedness represented by the senior notes, subject to certain permitted indebtedness. Although the senior notes do not contain any restrictive covenants, the mandatory repayment provisions effectively preclude us from incurring indebtedness that is not used to refinance the senior notes or from conducting a public offering of our common stock, the proceeds of which are not used to repay the senior notes.
     The indebtedness under the senior notes could have other important consequences. For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, acquisitions and general corporate purposes;

•	require us to dedicate our cash flows from operations to the payment of principal and interest on our indebtedness, thereby eliminating or reducing the availability of our cash flows to fund working capital needs, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a disadvantage compared to our competitors that have less indebtedness.
     We will likely need to raise additional capital which, together with the cash we expect to generate from operating activities, would then allow us to pay off the $20.0 million in aggregate principal amount of our senior notes commencing in April 2007. Accordingly, we may need to engage in equity or debt financings in order to secure such additional funds. We may not be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, it could have a material adverse effect on our financial condition and results of operations, and our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
If we cannot successfully integrate our business with the business of Avivo and Visual Sciences, or if the benefits of these acquisitions do not meet the expectations of investors or financial or industry analysts, the market price of our common stock may decline.
     We completed the acquisitions of Avivo and Visual Sciences on May 4, 2005 and February 1, 2006, respectively, and we cannot assure you that we will realize the anticipated benefits of these acquisitions. The market price of our common stock may decline as a result of our acquisition of Avivo or Visual Sciences for a variety of reasons, including, among others, the following:
•	we may not be able to integrate our business with the business of Avivo or Visual Sciences in a timely and efficient manner, or at all;

•	the combined company may not achieve the benefits of either acquisition as rapidly as, or to the extent, anticipated by investors or financial or industry analysts;

•	we may not be able to expand the customer base of Avivo or Visual Sciences and, in particular, may not be able to continue to generate advertising revenue from Avivo’s free website search services; or

•	the former stockholders of Avivo or Visual Sciences could dispose of a significant portion of our common stock that they received in connection with the acquisition.

     In addition, the market price of our stock may be adversely effected as a result of changes to the preliminary purchase price valuation and the allocation of the estimated purchase price to the acquired Visual Sciences business. We will estimate the purchase price valuation and allocate the purchase price to Visual Sciences’ tangible and intangible assets and liabilities. Those preliminary estimates may change as a result of, among other things, finalization of a valuation study and review by our independent public accountants. Changes to our preliminary purchase price calculation and allocation may adversely affect our results of operations in future periods.
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
     The market for digital marketing applications is rapidly evolving and highly competitive. We expect competition to increase from existing competitors as well as new market entrants. We compete primarily with other application service providers and software vendors on the basis of product functionality, price, timeliness and level of service. Should our competitors consolidate, or if our smaller competitors are acquired by other, larger competitors, they may be able to provide services comparable to ours at a lower price due to their size. We also compete with companies that offer digital marketing software bundled with other products or services, which may result in such companies effectively selling these services at prices below the market. Our current principal competitors include:
•	web analytics providers such as Coremetrics, Omniture and WebTrends;

•	website search providers such as Endeca, Google and Verity; and

•	web content management providers such as Interwoven and Vignette.
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
     Furthermore, some businesses may require data or reports that are available only in competitors’ products, and potential customers may, therefore, select the products of our competitors. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger client bases, and substantially greater resources, including sales and marketing, financial, support and other resources than us. As a result, these competitors may be able to devote more resources to new customer acquisitions or may be able to respond to evolving market needs more quickly than us. If we are not able to compete successfully against our current and future competitors, it will be difficult to acquire and retain customers, and we may experience limited or no revenue growth, reduced operating margins, loss of market share and diminished value in our services.

Most of our services are sold pursuant to short-term subscription agreements, and if our customers elect not to renew these agreements, our revenue may decrease.
     The majority of our services are sold pursuant to short-term subscription agreements, which are generally one to three years in length with no obligation to renew. Many of our customers are relatively new, which makes it difficult for us to predict if they will renew their agreements. Many of our subscription agreements will be subject to renewal in the next 12 months, and we cannot assure you that such agreements will be renewed. Our renewal rates may decline due to a variety of factors, including the services and prices offered by our competitors, the level of service we provide, consolidation in our customer base or cessation of operations by some of our customers. If our renewal rates are low or decline for any reason, or if customers renew on less favorable terms, our revenue may decrease, which could adversely affect our stock price.
Because we recognize the majority of our revenue from subscriptions to our services over the term of the applicable agreement, the lack of subscription renewals or new subscription agreements may not be immediately reflected in our operating results.
     We recognize a large portion of our revenue from our customers monthly over the term of their agreements with us. As a result, the majority of our quarterly revenue usually represents deferred revenue from subscription agreements entered into during previous quarters. As such, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue for the corresponding quarter but will negatively affect our revenue in future quarters. In addition, the effect of significant downturns in sales and market acceptance of our services may not be fully reflected in our results of operations until future periods. Our revenue recognition policy also makes it difficult for us to reflect any rapid expansion in our customer base or the addition of significant new subscription agreements.
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
     The market for our services is characterized by rapid technological advances, changes in client requirements, changes in protocols and evolving industry standards. If we are unable to develop enhancements to and new features for our existing services or acceptable new services that keep pace with rapid technological developments, our services may become obsolete, less marketable and less competitive and our business will be harmed. The success of any enhancements, new features and services depends on several factors, including the timing of completion, functionality and market acceptance of the feature or enhancement. Failure to produce acceptable new features and enhancements may significantly impair our revenue growth and reputation.
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
We may expand through acquisitions of, or investments in, other companies or through business relationships, all of which may divert our management’s attention, result in additional dilution to our stockholders or consume resources that are necessary to sustain our business.
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
     An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of those transactions, we may:
•	issue additional equity securities that would dilute our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures; and

•	become subject to adverse tax consequences, or incur substantial depreciation or deferred compensation charges.
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
     Due to our limited experience in offering a suite of on-demand digital marketing applications, our evolving business model and the unpredictability of our emerging industry, we may not be able to accurately forecast our rate of growth. In addition, we may experience significant fluctuations in our operating results for other reasons such as:
•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or payment terms or those of our competitors;

•	concerns relating to the security of our network and systems;

•	the rate of success of our domestic and international expansion;

•	our ability to hire and retain key executives and technical and sales and marketing personnel;

•	our ability to expand our operations and the amount and timing of expenditures related to this expansion;

•	limitations in the scalability of our network and systems;

•	costs related to the integration of Avivo and Visual Sciences with our business and the development or acquisition of other technologies, products or businesses; and

•	general economic, industry and market conditions.
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
     Our network is susceptible to outages due to fires, floods, power loss, telecommunications failures, systems failures, break-ins and similar events. We have experienced some outages due to power loss, systems failure and telecommunications failure. In addition, some of our network infrastructure is located in San Diego, California and in San Jose, California, areas susceptible to earthquakes and rolling electricity black-outs. We do not have multiple operating sites for our services in the event of any such occurrence. Our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Frequent or persistent disruptions of our services could cause us to suffer losses that are impossible to quantify at this time such as claims by customers for indirect or consequential damages, loss of market share and damages to our reputation. Our business interruption insurance may not compensate us for every kind of loss resulting from disruptions of our services, and even if the type of loss is covered, the amount incurred may exceed the loss limitations in our insurance policies.
     All of our servers and our customers’ data are located at three, third-party co-location facilities: one in San Diego, California, operated by Level 3 Communications, LLC which we use primarily for our HBX web analytic services; one in San Jose, California, operated by Equinix

Operating Co., Inc., which we use for our site search and web content management services; and one in Ashburn, Virginia also operated by Equinix which we use for our Visual Sciences’ business. Our agreement with Level 3 expires in September 2007 and Level 3 has the right to terminate the agreement if (i) we fail to pay any amounts past due within ten days after written notice; or (ii) we fail to observe or perform any other material term of the agreement and such failure continues for 30 days after written notice to us by Level 3. In addition, Level 3 may terminate our rights to use the co-location space and receive co-location services if (a) Level 3’s rights to use its leased San Diego property terminates or expires for any reason, (b) we are in default of the agreement, (c) we make a material alteration to the co-location space without Level 3’s prior written consent, (d) we allow persons not pre-approved by Level 3 to have access to the Level 3 facilities, or (e) we possess firearms, illegal drugs, or alcohol in a Level 3 facility or engage in any criminal activity in any such facility; provided that with respect to (b), (c) and (d), we will have ten days after written notice to us to cure the breach, unless our actions interfere or have the potential to interfere with other Level 3 customers. Our agreement with Equinix for the San Jose facility expires in April 2006 but is subject to automatic one-year renewals unless either party provides notice of non-renewal to the other party at least 45 days prior to the end of the then-applicable term. Our agreement with Equinix for the Ashburn facility expires in November 2006 but is subject to automatic one-year renewals unless either party provides notice of non-renewal to the other party at least 90 days prior to the end of the then-applicable term. In addition, Equinix has the right to terminate an agreement with us if (i) we fail to pay any amounts past due within ten days after written notice, (ii) we liquidate, become insolvent or cease doing business or (iii) we breach any other material term of the applicable agreement and such failure continues for 30 days after written notice to us by Equinix. In addition, among other reasons, Equinix may terminate our rights to use the co-location space and receive co-location services if the applicable property becomes subject to a condemnation proceeding or is condemned, Equinix’s possession of such property is otherwise terminated or abated or Equinix cannot provide us with access to the property for a period exceeding a specified number of days.
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
     In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. We may suddenly require additional bandwidth for which we have not adequately planned. We may secure an extremely large customer or a group of customers with extraordinary volumes of information to collect and process that would require significant system resources, and our systems may be unable to process the information. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate such capacity constraints. In addition, we may lose valuable data or our network may temporarily shut down if we fail to expand our network to meet future requirements. Any lapse in our ability to collect or transmit data will decrease the value of our data, prevent us from providing the complete data requested by our customers and effect some of our customers’ web pages. Any disruption in our network processing or loss of Internet user data may damage our reputation and result in the loss of customers.
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
     We have experienced significant growth in recent periods. Our total revenue has grown from $14.3 million in 2000 to $39.4 million in 2005. We anticipate that we will need to continue to expand and effectively manage our organization, operations and facilities in order to manage our growth and maintain our recent profitability. We increased the number of our full-time employees from 17 as of January 1, 1998 to 214 as of December 31, 2005, and we expect to continue to expand our team to meet our strategic objectives. If we continue to grow, it is possible that our management, systems and facilities currently in place may not be adequate. Our need to effectively manage our operations and growth requires that we continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement these tasks on a large scale and, accordingly, may not achieve our strategic objectives.
If we are unable to effectively and efficiently implement the necessary initiatives to eliminate the material weaknesses identified in our internal control over reporting or if we have other material weaknesses in our internal control over financial reporting, there could be an adverse effect on our financial reporting.
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, the end of the period covered by this report. In connection with this evaluation, our chief executive officer and chief financial officer determined that material weaknesses existed in our internal control over financial reporting as of December 31, 2005 with respect to insufficient staffing levels in our accounting and financial reporting functions and the application of generally accepted accounting principles to lease transactions. These material weaknesses were identified in the fourth quarter of 2005 in connection with a restatement of our historical financial statements. We commenced several remediation initiatives in the fourth quarter of 2005, which we are continuing to pursue in 2006, in an effort to remediate these material weaknesses. Although we expect that these material weaknesses will be remediated during 2006, the material weaknesses were not fully remediated as of December 31, 2005. Furthermore, we cannot provide assurances regarding the effectiveness of our remediation efforts. For more information regarding the restatement of our historical financial statements, the material weaknesses identified by management in our internal control over financial reporting, and our remediation efforts to cure such weaknesses, please see “Item 9A. Controls and Procedures” below.
     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Furthermore, the existence or persistence of one or more material weaknesses could impact the reliability of our financial reporting, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot remediate our existing material weaknesses or produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.
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
     Although we do have two issued U.S. patents, several registered U.S. service marks, more than 30 registered foreign service marks and pending patent and service mark applications, we cannot assure you that any future patents or service mark registrations will be issued with respect to pending or future applications or that any issued patents or registered service marks will be enforceable or provide adequate protection of our proprietary rights.
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
     The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. For example, we, along with several of our competitors with technology similar to ours, are currently involved in patent litigation with NetRatings. NetRatings recently filed a patent infringement lawsuit against us in New York federal court, and we have filed a similar patent infringement lawsuit against NetRatings in federal court in San Diego. For more information about these lawsuits, please see “Item 3. Legal Proceedings” below. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. If a third party successfully asserts a claim that we are infringing their proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all. As currently pending patent applications are not publicly available, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties. We expect that the number of infringement claims in our market will increase as the number of services and competitors in our industry grows. These claims, whether or not successful, could:
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
If we fail to develop our brands cost-effectively, our business may suffer.
     We believe that developing and maintaining awareness of the WebSideStory and Visual Sciences brands in a cost-effective manner is critical to achieving widespread acceptance of our current and future services and is an important element in attracting new customers. Furthermore, we believe that brand recognition will become more important as competition in our market increases. Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our brands, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.
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
     We have employment agreements with our executive officers; however, under these agreements, our employment relationships with our executive officers are generally “at-will,” and they can terminate their employment relationship with us at any time. We do not maintain key person life insurance on any members of our management team.
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
     We currently maintain a sales office in the Netherlands and currently have sales personnel or independent sales consultants in Australia, Canada, France, Germany, Singapore, Sweden and the United Kingdom. We have limited experience operating in these foreign jurisdictions and no experience operating in other foreign markets into which we may expand in the future. Conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include but are not limited to:
•	unexpected changes in foreign regulatory requirements;

•	localization of our service, including translation into foreign languages and associated expenses;

•	fluctuations in currency exchange rates;

•	political, social and economic instability abroad, including conflicts in the Middle East, terrorist attacks and security concerns in general;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	maintaining and servicing computer hardware in distant locations;

•	the burdens of complying with a wide variety of foreign laws and different legal standards; and

•	reduced or varied protection for intellectual property rights in some countries.
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
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or SFAS No. 123R. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R required that we change the way we account for share-based payments, including employee stock options. We previously accounted for stock-based awards to employees in accordance with APB No. 25. Under our previous accounting policy, we recorded stock-based compensation based on the difference between the exercise price of the stock option and the fair market value at the time of grant. To arrive at the fair value for each option grant, SFAS No. 123R requires the use of an option pricing model to evaluate our stock by factoring in additional variables such as expected life of the option, risk-free interest rate, expected volatility of the stock and expected dividend yield. Subsequently, in May 2005, the SEC approved the rule delaying the effective date of SFAS No. 123R to the annual period beginning after June 15, 2005. SFAS No. 123R became effective for us on January 1, 2006. We are finalizing our evaluation of the effect this rule will have on our condensed consolidated financial statements and our future results, and we expect that it will result in a material increase in our compensation expenses.
Our net operating loss carryforwards may expire unutilized, which could prevent us from offsetting future taxable income.
     Changes in control have occurred that have triggered the limitations of Section 382 of the Internal Revenue Code on the net operating loss carryforwards of WebSideStory and Avivo. As a result of the Section 382 limitations, we can only utilize a portion of the net operating loss carryforwards generated prior to the ownership changes to offset future taxable income generated in U.S. federal and state jurisdictions.
     At December 31, 2005, we had federal net operating loss carryforwards of approximately $30.1 million and state net operating loss carryforwards of approximately $18.0 million, which are available to offset future taxable income. The federal net operating loss carryforwards will begin to expire in 2020. The state net operating loss carryforwards will begin to expire in 2006.
     In 2005, net deferred tax assets, before valuation allowance, increased approximately $3.3 million primarily due to the recognition of approximately $4.6 million of net deferred tax assets in connection with the acquisition of Avivo during May 2005. Avivo’s net deferred tax assets primarily represent net operating loss carryforwards that will be limited in use on an annual basis pursuant to Section 382. The combined deferred tax assets represent the amounts expected to be realized before expiration.
     We periodically assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that it is more-likely-than-not that our net deferred tax assets will ultimately be recovered and, accordingly, we released our valuation allowance on such assets in the year ended December 31, 2005.
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

     Changes in web browsers may also encourage users to block our cookies. Microsoft, for example, frequently modifies its Internet Explorer web browser. Certain modifications by Microsoft could substantially impair our ability to use cookies for data collection purposes. If that happens and we are unable to adapt our technology and practices adequately in response to changes in Microsoft’s technology, then the value of our services will be substantially impaired. Additionally, other technologies could be developed that impede the operation of our services. These developments could prevent us from providing our services to our customers or reduce the value of our services.
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
     Currently, the only alternative to using cookies to identify a browser and its browsing session is the use of an Internet protocol address, or IP address. The IP address is an identifier that each computer or other device connected to the Internet has. However, for purposes of web analytics, IP addresses are not as reliable as cookies, because they are often re-assigned by Internet service providers. We do not believe that a better alternative to using cookies currently exists for tracking online customer behavior. Creating replacement technology for cookies could require us to expend significant time and resources. We may be unable to complete this alternative technology development in time to avoid negative consequences to our business, and the replacement methods we develop may not be commercially feasible. The replacement of cookies might also reduce our existing customer base by requiring current customers to take specific action to accommodate new technology.
Privacy concerns and laws or other domestic or foreign regulations may subject us to litigation or limit our ability to collect and use Internet user information, resulting in a decrease in the value of our services and an adverse impact on the sales of our services.
     We collect, use and distribute information derived from the activities of Internet users. Federal, state and foreign government bodies and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of personal information obtained from consumers. The costs of compliance with, and the other burdens imposed by, such laws may limit the adoption of our services. In addition, some companies have been the subject of class-action lawsuits and governmental investigations based on their collection, use and distribution of Internet user information without the consent of Internet users. For example, the Federal Trade Commission, or FTC, investigates companies’ compliance with their own stated privacy policies. While we are not aware of any FTC investigation regarding any practices we currently employ, the FTC may in the future investigate the practices we employ. Governmental entities and private persons or entities may assert that our methods of collecting, using and distributing Internet user information are illegal or improper. Any such legal action, even if unsuccessful, may distract our management’s attention, divert our resources, negatively affect our public image and harm our business.
     Both existing and proposed laws regulate and restrict the collection and use of information over the Internet that personally identifies the Internet user. These laws continue to change and vary among domestic and foreign jurisdictions, but certain information such as names, addresses, telephone numbers, credit card numbers and email addresses are widely considered personally identifying. The scope of information collected over the Internet that is considered personally identifying may become more expansive, and it is possible that current and future legislation may apply to information that we currently collect without the explicit consent of Internet users. If information that we collect and use without consent is considered to be personally identifying, our ability to collect and use this information will be restricted and we will have to change our methods of operation.

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
     Expansion in the sales of our services depends on the continued reliance on the Internet as a communications and commerce platform for enterprises. The use of the Internet as a business tool could be adversely impacted by the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality-of-service. The performance of the Internet and its acceptance as a business tool has been harmed by viruses, worms, and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If, for any reason, the Internet does not remain a widespread communications medium and commercial platform and business processes do not continue to move online, the demand for our service would be significantly reduced, which would harm our business.
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
We will require additional capital prior to April 2007 to satisfy our senior note obligations; and we might require additional capital to support business growth; this capital might not be available on acceptable terms, or at all.
     We will need to raise at least $20.0 million in additional capital prior to April 2007 in order to satisfy our obligations under the senior notes we issued in connection with our acquisition of Visual Sciences. We also intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services or enhance our existing services, enhance our operating infrastructure and acquire competing or complementary businesses and technologies. Accordingly, we will need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Future sales of our common stock by our stockholders may depress our stock price.
     Our existing stockholders hold a substantial number of shares of our common stock that they generally are currently able to sell in the public market. In particular, the former Avivo shareholders who received shares of our common stock pursuant to the merger agreement with Avivo are generally able to sell in the public market, except for those significant Avivo shareholders who entered into a stock transfer restriction agreement with us. The remaining restrictions on transfer for those stockholders generally expire in late March 2006 and these stockholders will be able to sell their shares of common stock in the public market pursuant to Rule 145 after such restrictions lapse. Sales by our existing stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. We have also registered the shares of our common stock that are subject to outstanding stock options or reserved for issuance under our stock option plans, which shares can also be freely sold in the public market upon issuance. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or for other stockholders.
     Moreover, certain of our stockholders have established trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for the purpose of effecting sales of common stock, and other employees and affiliates, including our directors and executive officers, may choose to establish similar plans in the future. Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline and could impair our ability to raise additional capital through equity financings.
Our executive officers and directors and their affiliates may exercise influence over stockholder voting matters in a manner that may not be in the best interest of all of our stockholders.
     As of March 15, 2006, our executive officers and directors and entities affiliated with them beneficially owned, in the aggregate, approximately 12% of our common stock. As a result, these stockholders may collectively be able to influence matters requiring approval of our stockholders, including the election of directors and significant corporate transactions. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control of our company, even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.
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
     Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:
•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that directors may only be removed “for cause” and only with the approval of the holders of 66 2/3% of our outstanding voting stock;

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, requiring all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
Item 1B. Unresolved Staff Comments.
     None

Item 2. Properties.
     We currently lease approximately 61,000 square feet of office space located in San Diego, California under a lease that expires in January 2013, of which we currently occupy approximately 30,000 square feet. We sublease the unused space at such facility under two separate subleases, both of which expire in January 2007. We may not renew one or more of those subleases and may begin using a portion of the subleased space for our operations upon the expiration of the subleases. Exclusive of the subleases, the rent for this facility is approximately $1.8 million per year.
     We also lease approximately 8,250 square feet of office space located in San Bruno, California under a lease that expires in November 2006. The rent for this facility is approximately $175,000 per year.
     We also lease approximately 1,000 square feet of office space in the Netherlands, under a lease that expires in June 2006. The rent for this facility is approximately $80,000 per year.
     As a result of the February 2006 merger with Visual Sciences, we also lease approximately 28,500 square feet of office space located in Herndon, Virginia under a lease that expires in 2013. The rent for this facility is approximately $706,000 per year.
     We believe that our facilities are adequate for our current operations.
Item 3. Legal Proceedings.
     On February 3, 2006, NetRatings, Inc., an internet media and market research company, filed a lawsuit against us in the United States District Court for the Southern District of New York. The suit alleges willful infringement of United States Patent Nos. 5,675,510, 6,108,637, 6,115,680, 6,138,155, 6,763,386. In the complaint, NetRatings seeks a preliminary and permanent injunction, unspecified monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Our answer to the complaint is due on March 24, 2006. Although there can be no assurance that an unfavorable outcome in this matter would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims made by NetRatings are without merit and intend to vigorously defend the action. No trial date is currently set for this case.
     On February 22, 2006, we filed a complaint in the United States District Court for the Southern District of California charging NetRatings with willful infringement of United States Patent No. 6,393,479. The complaint seeks a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of our attorneys’ fees and costs. Given the nature of patent litigation, at the present time we are unable to quantify the amount of remuneration we will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. NetRatings’ answer to our complaint is due on April 14, 2006. No trial date is currently set for this case.
     From time to time, we are also involved in other routine litigation arising in the ordinary course of our business. While the results of such litigation cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

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

Fiscal Year Ended December 31, 2004	High	Low
Third Quarter (from September 28, 2004).	$9.25	$9.04
Fourth Quarter	$14.01	$9.50

Fiscal Year Ended December 31, 2005	High	Low
First Quarter	$13.46	$10.76
Second Quarter	$15.10	$9.95
Third Quarter	$19.10	$13.63
Fourth Quarter	$20.60	$15.27
     As of March 15, 2006, there were approximately 75 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.
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
Recent Sales of Unregistered Securities
     On May 4, 2005, we acquired Avivo in exchange for approximately $4.2 million in cash, 2,958,713 shares of our common stock and options to purchase 164,434 shares of our common stock. These options will continue to vest under the terms of Avivo’s stock option plan and the applicable vesting schedule set forth in individual option grants. These options generally vest over five years and expire ten years from the grant date. The issuance of the common stock was exempt from registration under the Securities Act in reliance on Section 3(a)(10) of such act. The shares underlying the options were registered under the Securities Act pursuant to a Registration Statement on Form S-8 (File No. 333-124754) filed with the Securities and Exchange Commission on May 10, 2005.
     In November 2005, we issued a warrant to an outside consulting group to purchase 10,000 shares of our common stock with an exercise price of $17.84. The warrant is exercisable, in whole or in part, during the term commencing on September 5, 2007 and ending on September 5, 2010. The issuance of the warrant was exempt from registration under the Securities Act in reliance on Section 4(2) of such act.
     On February 1, 2006, we acquired Visual Sciences in exchange for $22.0 million in cash, 568,512 shares of our common stock, warrants to purchase 1,082,923 shares of our common stock, which expire on August 1, 2007 and have an exercise price of $18.4685 per share, and $20.0 million in aggregate principal amount of senior notes. In connection with the transaction, we also granted, pursuant to our existing equity incentive plan, 189,507 shares of restricted common stock to certain employees of Visual Sciences, which vest on January 30, 2007, and non-qualified stock options to purchase 350,000 shares of our common stock to certain employees of Visual Sciences. The issuance of the common stock, warrants to purchase common stock and senior notes was exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D promulgated under such act. The shares of restricted common stock and shares underlying the stock options were registered under the Securities Act pursuant to a Registration Statement on Form S-8 (File No. 333-119350) filed with the Securities and Exchange Commission on September 28, 2004.
     The sale of these securities was made without general solicitation or advertising. No underwriters were involved in connection with the sale of the securities referred to above.
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
     As of December 31, 2005, we had used $16.75 million of the net proceeds from our initial public offering to redeem all of the outstanding shares of our redeemable preferred stock. The Visual Sciences acquisition described above utilized the remaining proceeds from the initial public offering.
Issuer Purchases of Equity Securities
     None.
Item 6. Selected Financial Data.
     The condensed consolidated financial and operating data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
     The condensed consolidated statement of operations data for the years ended December 31, 2005, 2004, and 2003 and the condensed consolidated balance sheet data as of December 31, 2005 and 2004 are derived from the audited consolidated financial statements that are included elsewhere in this annual report. The condensed consolidated statement of operations data for the years ended December 31, 2002, and 2001 and the condensed consolidated balance sheet data as of December 31, 2003, 2002 and 2001 are derived from audited financial statements that are not included in this annual report.
     As discussed elsewhere in this document, we acquired Avivo on May 4, 2005. Therefore, the condensed consolidated statement of operations data for the twelve months ended December 31, 2005 includes the results of operations of Avivo beginning May 4, 2005 and the condensed consolidated balance sheet data includes the related assets and liabilities of Avivo as of December 31, 2005.
Condensed Consolidated Statement of Operations Data (in thousands, except share and per share data)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Revenues	$39,452	$22,602	$16,360	$13,570	$14,447
Income (loss) from operations	5,758	1,642	(2,608)	(1,887)	(3,780)
(Benefit from) Provision for income taxes,	(3,073)	46	(31)	(19)	(8)
Net income (loss)	9,659	1,768	(2,078)	(2,625)	(4,663)
Net income (loss) attributable to common stockholders	9,659	(947)	(3,644)	(3,992)	(6,317)
Net income (loss) per share attributable to common stockholders:
basic	0.56	(0.13)	(0.91)	(1.05)	(1.67)
diluted	0.51	(0.13)	(0.91)	(1.05)	(1.67)
Weighted-average shares used in computing per share amount:
basic	17,231,411	7,300,809	4,001,979	3,806,550	3,784,319
diluted	18,774,978	7,300,809	4,001,979	3,806,550	3,784,319
Condensed Consolidated Balance Sheet Data (in thousands)

	As of December 31,
	2005	2004	2003	2002	2001
Cash, cash equivalents and short-term marketable securities	$34,956	$22,033	$5,690	$4,563	$4,704
Working capital	24,692	17,664	2,679	2,740	4,210
Total assets	87,743	37,618	9,917	8,605	20,685
Redeemable preferred stock	—	—	14,056	12,519	11,181
Convertible redeemable preferred stock	—	—	28,837	30,008	31,266
Accumulated deficit	(44,609)	(54,268)	(56,036)	(53,958)	(51,333)
Total liabilities and stockholders’ equity (deficit)	$69,816	$28,145	$(39,179)	$(38,273)	$(35,945)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth above under “Item 1A Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes for the year ended December 31, 2005, which are included elsewhere in this annual report.
Overview
     We are a leading provider of on-demand and in-house digital marketing and customer analysis solutions. Our Active Marketing Suite consists of web analytics, website search, web content management, call center analysis and e-mail analytics. Our Active Marketing Suite will also include our on-demand keyword bid management application that will enable search engine marketers to actively manage pay-per-click bids from a single, easy-to-use interface after its expected release later in 2006. Customers use our services to understand how Internet users respond to website design and content, online marketing campaigns and e-commerce offerings and to manage the content of their web pages and make them searchable. As a result, our customers can make more effective marketing and business decisions and improve the merchandising, sales, support, design and functionality of their websites, thereby improving their return on investment on marketing dollars spent.

     We derive most of our revenue from HBX, our web analytics application. Web analytics refers to the collection, analysis and reporting of information about Internet user activity. Our HBX application collects data from web browsers, processes that data and delivers analytic reports of online behavior to our customers on demand, allowing them to improve their websites and their online marketing campaigns.
     We deliver our HBX, site search and web content management services on-demand over the Internet using secure, proprietary and scalable applications and system architectures. This on-demand delivery model allows us to concurrently serve a large number of customers and to efficiently distribute the workload across our networks of servers. Our HBX technology is relatively straightforward to implement for most customers, which allows these customers to avoid expensive, up-front hardware expenses and software license fees and to benefit from lower administration costs compared to traditional software licensing. Our analytic reporting and data collection processes can be integrated with third-party applications through our published APIs and through standard-format data feeds.
     Our services are offered by subscription agreements, typically with terms of one to three years. As of December 31, 2005, we had over 1,100 customers purchasing services from our Active Marketing Suite. Our direct sales force sells our services to a broad range of organizations in many industries including sports and entertainment, news, retail, financial services, travel, technology, manufacturing, telecommunications and education. Our top ten customers by revenue in 2005 were Allstate Insurance, Best Buy Corporation, British Sky Broadcasting, Cisco, Comcast.net, FedEx Corporate Services, Fox Sports.com, Nokia, PC World Communication and the Walt Disney Internet Group. None of our customers individually accounted for more than 10% of our total revenue for the years ended December 31, 2005 or December 31, 2004. The Walt Disney Internet Group accounted for 14% of our total revenue in the year ended December 31, 2003.
     We generated approximately 14%, 16% and 11% of revenue, respectively, from subsidiaries located outside the United State for the years ended December 31, 2005, 2004 and 2003, respectively. We anticipate that the percentage of revenue from international operations will remain consistent or grow as we increase our direct sales force and build brand awareness in foreign markets. We have released foreign language versions of our HBX service to facilitate use in certain foreign markets. Although we have not entered into any agreement or understanding for an international acquisition, we have evaluated international acquisition opportunities in the past and will continue to do so in the future.
Sources of Revenues
     We currently derive substantially all of our revenues from fees associated with our subscription services. The substantial majority of these revenues are generated from our HBX services. These services are provided by subscription to customers for a fee that is based on the number of websites, page views and transactions monitored by our services. The terms of our subscription agreements are generally one to three years. Our HBX subscription agreements also typically include professional services, such as consulting, education and implementation services and training. In addition, we generate revenues from subscriptions to our HitBox Professional service, which is focused on providing web analytics to small and medium sized businesses.
     We have discontinued offering our web analytics services in exchange for advertising revenue and no longer earn any advertising revenue from our web analytics services. In future periods, we anticipate consolidated revenue from advertising to increase as a result of our acquisition of Avivo and the revenue generated from Avivo’s free website search services. However, we do not expect these advertising revenues to increase at the same rate as our subscription revenues in future periods.
     As discussed elsewhere in this Form 10-K, we merged with Visual Sciences in February 2006. Visual Sciences develops and markets software, which can collect and incorporate raw data, process such data into business information and present the resulting business information in easy to understand and use graphical reports. In addition to software licenses, Visual Sciences sells related maintenance agreements, technical support and training and professional services. The majority of their revenue is derived from the sale of software license agreements. The terms of the license agreements are generally perpetual in nature.

Cost of Revenues and Operating Expenses
Cost of Revenues
     Cost of revenues primarily consists of expenses related to running our network infrastructure, including Internet connectivity, co-location and data storage, depreciation associated with computer equipment, web application development activities, salaries and related expenses for network personnel, allocated overhead and amortization associated with capitalized software. We allocate overhead such as rent and occupancy charges, employee benefit costs and non-network related depreciation expense to all departments based on headcount. As a result, general overhead expenses are reflected in our cost of revenues and each operating expense category. Cost of revenues also includes professional services provided both on implementation of our software and on an on-going basis as we advise our customers how to optimize the use of our products.
Sales and Marketing Expenses
     Sales and marketing expenses represent our largest operating expense category and consist primarily of salaries and related expenses for our sales and marketing staff. Sales and marketing expenses include commissions, travel and entertainment, marketing programs, including advertising, events, corporate communications and other brand-building and product-marketing expenses, and allocated overhead. We plan to increase our number of direct sales and marketing personnel to expand our domestic and international sales and marketing activities. We also plan to sponsor additional marketing events and programs to build brand awareness. We expect that sales and marketing expenses will continue to increase as we hire additional sales and marketing personnel and increase our marketing activities.
Technology Development Expenses
     Technology development expenses consist primarily of salaries and related expenses for our software engineers and product development and quality assurance personnel, as well as other costs related to the development and enhancement of existing services and allocated overhead. We have historically focused our research and development efforts on enhancing our core technology, as well as improving the usability and accessibility of information within our web analytics subscription services. We expect that research and development expenses will increase as we further enhance our core technology and services and develop technologies for new service offerings.
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
Stock-Based Compensation Expenses
     Stock-based compensation expenses result from options and warrants issued to employees and directors in situations where there is an excess of the fair value of our common stock at the date of grant over the amount an employee or director must pay to acquire the stock. These expenses have been significant and are reflected in our consolidated financial results. On January 1, 2006, we adopted SFAS No. 123R. As a result, we expect stock-based compensation expense to increase and the unearned stock-based compensation expense balance to be reflected as a component of additional paid in capital. We are continuing to finalize our evaluation of the impact that the adoption of this rule will have on our results of operations and we expect that it will result in a material increase in our compensation expense.
Critical Accounting Policies and Estimates
     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our consolidated financial statements, which have been prepared using accounting principles generally accepted in the

United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expense and related disclosures. On an on-going basis, we evaluate estimates, including those related to bad debts, depreciation and life of developed software, fixed assets and impairment of intangible and tangible assets. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
     Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations and include allowance for doubtful accounts, accounting for stock-based compensation, accounting for business combinations, impairment of long-lived assets and goodwill and income taxes. Our critical accounting policies are disclosed in the footnotes to the consolidated financial statements. Those critical accounting policies that require significant judgments and estimates are:
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
Accounting for Stock-Based Compensation
     We measure compensation expenses for our employee and director stock-based compensation plans using the intrinsic value method. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of our common stock at the date of grant over the amount an employee or director must pay to acquire the stock. Stock-based compensation is amortized over the related vesting periods using an accelerated method. Prior to our initial public offering on October 1, 2004, we considered internal and external factors to assist in our determination of the fair value of our common stock. Internal factors include the success of our sales efforts, customer retention and overall profitability. External factors consist of market conditions and comparable public companies. In addition to considering the factors described above, in connection with preparing our 2003 financial statements we obtained an independent valuation as of April 1, 2003 to assist us in setting the fair value of our common stock to determine the amount of stock-based compensation expenses to be recorded at specific grant dates; however, we are responsible for all fair values used in preparing our consolidated financial statements. We made assumptions and estimates in the preparation of our valuation, including assumptions and estimates related to projected cash flows, discount rates, comparable market value multiples, the value of preferences associated with our preferred stock, the effect that those preferences had on the value of our common stock, and the likelihood at various points in time of certain transactions taking place, such as a public offering, a sale of our company, raising additional private financing or a liquidation. If we had made different estimates and assumptions our conclusions and the related stock-based compensation recorded may have been different.
     As of December 31, 2005, we had an aggregate of $630,000 of unearned stock-based compensation expenses remaining to be amortized in future periods. On January 1, 2006, we adopted SFAS No. 123R. As a result, we expect stock-based compensation expense to increase and the unearned stock-based compensation expense balance to be reflected as a component of additional paid in capital. We are continuing to finalize our evaluation of the impact that the adoption of this rule will have on our results of operations and we expect that it will result in a material increase in our compensation expenses.

Business Combinations
     When we acquire businesses, we allocate the purchase price to tangible assets and liabilities acquired and identifiable intangible assets based on all information available to management at the time. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on a combination of information which may include historical experience and information obtained from the management of the acquired companies, cash flows that an asset is expected to generate in the future, the fair value of the underlying asset based on similar circumstances in similar industries, cost savings expected to be derived from acquiring an asset and valuations assigned by valuation specialists using proprietary valuation models. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.
Impairments of Long-lived Assets and Goodwill
     We account for long-lived assets, excluding goodwill, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assesses potential impairment to our long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.
     We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and other identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We test goodwill for impairment annually, in the second quarter of each fiscal year, or more frequently if events and circumstances warrant.
Income Taxes
     We make estimates to determine our current provision for income taxes, as well as deferred tax assets and liabilities, income taxes payable and any valuation allowances. Our estimates related to our current provision for income taxes are based on current tax laws. Changes in tax laws or our interpretation of tax laws could impact the amounts provided for income taxes in our financial statements. We assess the likelihood that we will be able to recover our deferred tax assets. Realization of our deferred tax assets is dependent upon future taxable income as well as our use of prudent and feasible tax planning strategies. Our estimates regarding future profitability may change due to future market and industry conditions, changes in tax laws and other factors. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, changes in tax laws and ongoing prudent and feasible profits. To the extent we believe it is more-likely-than-not that some portion or all of our net deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. To the extent we establish or change a valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in the Consolidated Statement of Operations.

Results of Operations
     The following table presents our selected consolidated statements of operations data as a percentage of our total revenues for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Revenues
Subscriptions	96%	99%	96%
Advertising	4%	1%	4%

Total revenues	100%	100%	100%
Cost of revenues
Cost of revenue	17%	15%	20%
Amortization of intangibles	1%	0%	0%
Stock-based compensation	0%	0%	0%

Total cost of revenues	18%	15%	20%

Gross profit	82%	85%	80%
Operating expenses
Sales and marketing	37%	43%	44%
Technology development	12%	17%	21%
General and administrative	14%	15%	23%
Amortization of intangibles	3%	0%	0%
Stock-based compensation	2%	4%	8%

Total operating expenses	68%	79%	96%

Income (loss) from operations	14%	6%	-16%
Interest expense	0%	0%	0%
Interest income	2%	1%	0%
Other expense	0%	0%	3%

Income (loss) before benefit from income taxes	16%	7%	-13%
Benefit from income taxes	-8%	0%	0%

Net income (loss)	24%	7%	-13%
Constructive dividend on redemption of redeemable preferred stock	0%	-6%	0%
Accretion of discount on redeemable preferred stock	0%	-6%	-10%

Net income (loss) attributable to common stockholders	24%	-5%	-23%

Years Ended December 31, 2005 and 2004
Revenues
     Total revenues increased 75% to $39.5 million for the year ended December 31, 2005 from $22.6 million for the year ended December 31, 2004.
     Subscription Revenues. Subscription revenues increased 68% to $37.7 million, or 96% of total revenues, for the year ended December 31, 2005 from $22.5 million, or 99% of total revenues, for the year ended December 31, 2004. The increase in subscription revenues over the previous year was primarily the result of increasing the number of new customers for our services to over 1,100 as of December 31, 2005 from approximately 650 as of December 31, 2004, which resulted from expanding our sales staff and increasing our product breadth and reach. The inclusion of subscription revenue from Avivo, which was acquired in May 2005, also contributed to the increase. Deferred revenues increased 100% to $12.8 million for the year ended December 31, 2005 from $6.4 million for the year ended December 31, 2004. Slightly offsetting the increase in revenue was the negative foreign currency translation impact due to an approximate 13% decline of the U.S. Dollar in relation to the Euro.

     Advertising Revenues. Advertising revenues increased to $1.7 million, or 4% of total revenues, for the year ended December 31, 2005, from $126,000, or 1% of total revenues, for the year ended December 31, 2004. This increase was due to the acquisition of Avivo and the inclusion of its advertising revenue beginning May 4, 2005.
Cost of Revenues and Operating Expenses
     Cost of Revenues. Cost of revenues increased 104% to $6.8 million, or 17% of total revenues, for the year ended December 31, 2005 from $3.3 million, or 15% of total revenues, for the year ended December 31, 2004. This increase primarily resulted from an overall increase in headcount, a $1.4 million increase in salaries, a $387,000 increase in consulting work, a $256,000 increase in bonuses and employee-related costs associated with the expansion of our professional services department and an increase in costs associated with network personnel. In addition, we incurred higher utility costs and depreciation expense. Cost of revenue also increased as a result of the Avivo acquisition. Specifically, we recognized $202,000 in amortization of intangibles related to the acquisition of Avivo. Cost of revenue may continue to increase in absolute dollars and as a percentage of revenue in future periods because the professional services required to support implementation for our search and content solutions is higher than for HBX.
     Sales and Marketing Expenses. Sales and marketing expenses increased 49% to $14.5 million, or 37% of total revenues, for the year ended December 31, 2005 from $9.7 million, or 43% of total revenues, for the year ended December 31, 2004. This $4.8 million increase was primarily attributable to increased salaries and wages and related employee benefits for additional sales and marketing personnel of $2.4 million and increased sales commissions and bonuses of $1.2 million related to increased revenue. The increase in sales and marketing personnel and number of customers contributed to higher travel, lodging, communication and employee event costs in the amount of approximately $582,000. Additionally, we also incurred higher marketing costs specifically related to our product user forum held in November 2005. The acquisition of Avivo also added to the increase. Specifically, we recognized $1.2 million in amortization of customer related intangibles associated with the acquisition of Avivo. As our customer base grows and our company expands, we will continue to hire additional sales and customer support personnel in future periods.
     Technology Development Expenses. Research and development expenses increased 23% to $4.6 million, or 12% of total revenues, for the year ended December 31, 2005 from $3.8 million, or 17% of total revenues, for the year ended December 31, 2004. This $800,000 increase was primarily the result of higher salaries and wages and related employee benefit costs of $2.0 million and higher depreciation expense partially offset by the capitalization of $1.2 million of internally developed new product software in 2005. This compares to $185,000 of internally developed new product software costs capitalized during 2004. We expect that technology development expenses will continue to increase in future periods as we add engineering resources and commence amortization of newly capitalized internally developed product software. Additionally, we expect that the amount of new software development costs capitalized will decrease in future quarters as we launch our new keyword bid management solution, which is expected to occur later in 2006.
     General and Administrative Expenses. General and administrative expenses increased 73% to $5.7 million, or 14% of total revenues, for the year ended December 31, 2005 from $3.3 million, or 15% of total revenues, for the year ended December 31, 2004. This $2.4 million increase was largely due to additional professional fees for accounting and legal services of $1.1 million associated with being a public company, including the costs we incurred in 2005 associated with our Sarbanes-Oxley compliance project, an overall increase of $1.0 million in salaries and wages and an increase in certain insurance coverage. The acquisition of Avivo also added to the increase. We expect general and administrative expenses to increase as we add headcount and incur additional accounting and legal costs related to operating as a public company, including the costs associated with sustaining Sarbanes-Oxley compliance and additional costs associated with integrating acquired companies.

Stock-Based Compensation Expenses
     Stock-based compensation expenses increased 8% to $940,000, or 2% of total revenues, for the year ended December 31, 2005 from $867,000, or 4% of total revenues, for the year ended December 31, 2004. In 2005 and in prior periods, we measured compensation expense using the intrinsic value method. Accordingly, compensation expense for stock options was measured as the excess, if any, of the fair value of our common stock at the date of grant over the amount an employee must pay to acquire the stock. Total unamortized stock based compensation was $630,000 and $779,000 as of December 31, 2005 and 2004, respectively. On January 1, 2006, we adopted SFAS No. 123R. As a result, we expect stock-based compensation expense to increase and the unearned stock-based compensation expense balance to be reflected as a component of additional paid in capital. We are continuing to finalize our evaluation of the impact that the adoption of this rule will have on our results of operations and we expect that it will result in a material increase in our compensation expenses.
Other Income, Net
     Other income, net, increased to $828,000 for the year ended December 31, 2005 from $172,000 for the year ended December 31, 2004. The increase was driven by an increase in net interest income earned on proceeds from our initial public offering in October 2004. As of December 31, 2005, we had $20.0 million of cash and cash equivalents, $11.7 million in short-term investments, $3.3 million in long-term investments, and $24.7 million in working capital, as compared to $5.7 million of cash and cash equivalents, $16.3 million in short-term investments, $8.7 million in long-term investments and $17.7 million in working capital as of December 31, 2004.
Benefit from Income Taxes
     The benefit from income taxes of $3.1 million for the year ended December 31, 2005 primarily resulted from the release of the valuation allowance we had recorded against our deferred tax assets. The net deferred tax assets relate to our accumulated net operating loss carryforwards. As a result of the acquisition of Avivo and prior ownership changes, these net deferred tax assets will be limited in use on an annual basis pursuant to Internal Revenue Code Section 382. As we believe it is more-likely-than-not that our net deferred tax assets will ultimately be recovered, we released our valuation allowance in 2005.
Years Ended December 31, 2004 and 2003
Revenues
     Total revenues increased 38% to $22.6 million for the year ended December 31, 2004 from $16.4 million for the year ended December 31, 2003.
     Subscription Revenues. Subscription revenues increased 43% to $22.5 million, or 99% of total revenues, for the year ended December 31, 2004 from $15.7 million, or 96% of total revenues, for the year ended December 31, 2003. The increase in subscription revenues over the previous year was primarily the result of increasing the number of new customers for our services, which resulted from our decision to increase the number of direct sales personnel. A renewed focus on customer service that resulted in lower customer attrition, higher retention rates and increased use of our services by existing customers also contributed to the increase in subscription revenues. Deferred revenues increased 64% to $6.4 million for the year ended December 31, 2004 from $3.9 million for the year ended December 31, 2003. Deferred revenues reflect invoices rendered or cash received on subscription agreements for which revenues have not yet been recognized.
     Advertising Revenues. Advertising revenues declined to $126,000, or 1% of total revenues, for the year ended December 31, 2004, from $682,000, or 4% of total revenues, for the year ended December 31, 2003. This decrease was due to our decision to stop providing our free web analytics service that generated advertising revenues.

Cost of Revenues and Operating Expenses
     Cost of Revenues. Cost of revenues increased 3% to $3.3 million, or 15% of total revenues, for the year ended December 31, 2004 from $3.2 million, or 20% of total revenues, for the year ended December 31, 2003. This increase primarily resulted from the addition of personnel in our professional services group, who provide advanced training and optimization services for HBX customers. Our professional services cost increased to $655,000 in 2004 from $261,000 in 2003. Our cost of revenues, as a percentage of revenues, declined as we reduced the costs of running our data center. Some of these costs include bandwidth, which declined $85,000, data center rent, which declined $130,000, and depreciation, which declined $207,000 resulting from the lower market price of servers and increased server capacity.
     Sales and Marketing Expenses. Sales and marketing expenses increased 34% to $9.7 million, or 43% of total revenues, for the year ended December 31, 2004 from $7.3 million, or 44% of total revenues, for the year ended December 31, 2003. This was primarily attributable to salaries for additional sales and marketing personnel and increased sales commissions related to increased revenues and customers. Salaries and wages increased $702,000, travel and entertainment increased $384,000 and bonus and commissions increased $515,000.
     Technology Development Expenses. Research and development expenses increased 11% to $3.8 million, or 17% of total revenues, for the year ended December 31, 2004 from $3.4 million, or 21% of total revenues, for the year ended December 31, 2003. This increase was primarily a result of increased salary expense of $201,000 and other costs associated with the development of our HBX service.
     General and Administrative Expenses. General and administrative expenses decreased 12% to $3.3 million, or 15% of total revenues, for the year ended December 31, 2004 from $3.8 million, or 23% of total revenues, for the year ended December 31, 2003. The decrease was primarily attributable to $339,000 of expense in connection with the amendment of a sublease at our corporate facility in October 2003 as well as a severance payment of $375,000 related to the departure of our former chief executive officer and a one-time signing bonus of $100,000 related to the hiring of our new chief executive officer paid in 2003. A reduction in our bad debt expense was partially associated with the release of $77,000 of the valuation allowance placed on customer receivables that were subsequently collected during the fourth quarter of 2004. Our recurring general and administrative costs increased during 2004, the result of additional costs associated with our operation as a public company, which included hiring a chief financial officer, and additional costs for directors’ and officers’ insurance, accounting fees and legal fees.
Stock-Based Compensation Expenses
     Stock-based compensation expenses decreased by 35% to $867,000, or 4% of total revenues, for the year ended December 31, 2004 from $1.3 million, or 8% of total revenues, for the year ended December 31, 2003. Stock-based compensation expenses for the year ended December 31, 2004 included $522,000 associated with a warrant and restricted stock grants to our chief executive officer and our former general counsel. In comparison, stock-based compensation expenses for the year ended December 31, 2003 included $1.0 million for the warrant and restricted stock grants to our chief executive officer and former general counsel and $132,000 associated with a modification of a stock option of our former chief executive officer that required us to record stock-based compensation expense for the difference between the exercise price and the fair value of the stock at the time the former chief executive officer’s option was amended. The option was amended to extend the amount of time that the former chief executive officer was allowed to exercise the option following his departure from the company.
Other Income, Net
     Other income, net, decreased to $172,000 for the year ended December 31, 2004 from $499,000 for the year ended December 31, 2003. This decrease was primarily attributable to the payment of a one-time license fee in 2003 that was recorded in other income, which resulted in $526,000 in other income being recorded in the fourth quarter of 2003. Other income for the year ended December 31, 2003 and 2004 included net interest income of $10,000 and $167,000, respectively. The increase in net interest income in 2004 was due to the repayment of our borrowings on a line of credit in July 2003 and the interest earned on our cash balances, which increased substantially after the completion of our initial public offering at the beginning of October 2004.

Provision for (Benefit from) Income Taxes
     The provision for income taxes of $46,000 for the year ended December 31, 2004 primarily related to current taxes associated with our foreign operations and alternative minimum tax associated with our United States operations offset by a benefit resulting from the establishment of our foreign deferred assets. At December 31, 2004, we had federal net operating loss carryforwards of approximately $12.8 million and state net operating loss carryforwards of approximately $5.9 million. The federal net operating loss carryforwards begin to expire in 2019 and state operating loss carryforwards begin to expire in 2006, if not realized. A change in control occurred in connection with our October 2004 initial public offering under the provisions of Section 382 of the Internal Revenue Code, which will limit the amount of net operating loss carryforwards that can be used annually in the future to offset taxable income. However, based on the annual limitation available and projected taxable income, it is not expected that the change in ownership will impact our cash tax payments. As of December 31, 2004, we had a full valuation allowance placed on our deferred tax assets due to our relatively short history of profitability. This valuation allowance will be evaluated each reporting period to determine whether these deferred tax assets are more likely then not to be utilized in the near future.
Net Operating Losses
     At December 31, 2005, we had federal net operating loss carryforwards of approximately $30.1 million and state net operating loss carryforwards of approximately $18.0 million, which are available to offset future taxable income. The federal net operating loss carryforwards will begin to expire in 2020. The state net operating loss carryforwards will begin to expire in 2006.
     In 2005, net deferred tax assets, before valuation allowance, increased approximately $3.3 million primarily due to the recognition of approximately $4.6 million of net deferred tax assets in connection with the acquisition of Avivo during May 2005. Avivo’s net deferred tax assets primarily represent net operating loss carryforwards that will be limited in use on an annual basis pursuant to Section 382. Our net deferred tax assets also consist of accumulated net operating losses which are also subject to Section 382 limitations as a result of prior ownership changes. The combined deferred tax assets represent the amounts expected to be realized before expiration.
     We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of our analysis of all available evidence, both positive and negative, we believe it is more-likely-than-not that our net deferred tax assets will ultimately be recovered and, accordingly, released the valuation allowance in the year ended December 31, 2005.
Liquidity and Capital Resources
     Overview
     As of December 31, 2005, we had $20.0 million of cash and cash equivalents, $11.7 million in short-term investments, $3.3 million in long-term investments, and $24.7 million in working capital, as compared to $5.7 million of cash and cash equivalents, $16.3 million in short-term investments, $8.7 million in long-term investments and $17.7 million in working capital as of December 31, 2004.
     As described below, in February 2006 we used $22.0 million of our cash to pay a portion of the purchase price in connection with our acquisition of Visual Sciences. Also in connection with that acquisition, we issued $20.0 million in aggregate principal amount of senior notes. The senior notes mature on August 1, 2007. The senior notes accrue cash pay interest at a rate of 4% per annum, payable at maturity or on certain earlier repayment or prepayment dates. The senior notes are subject to mandatory repayment, on demand, at any time after April 1, 2007 or upon certain underwritten public offerings of our common stock and must be repaid if we incur indebtedness that ranks senior or pari passu with the priority of payment attributable to the indebtedness represented by the senior notes, subject to certain permitted indebtedness. We have the right to prepay the senior notes at any time without premium or penalty.
     Our cash, cash equivalents and investments, combined with our positive cash flow from operating activities, are our principal sources of liquidity. We will likely need to raise additional debt or equity capital which, together with the cash we expect to generate from operating activities, would then allow us to pay off the $20.0 million in aggregate principal amount of our senior notes commencing in April 2007. Other than the additional capital required to satisfy the senior notes, we believe our cash balances and the cash flows generated by operating activities will be sufficient to satisfy our anticipated cash needs for at least the next 12 months.
     Visual Sciences Acquisition. On February 1, 2006, we acquired Visual Sciences in exchange for $22.0 million in cash, 568,512 shares of our common stock, warrants to purchase 1,082,923 shares of our common stock, which expire on August 1, 2007 and have an exercise price of $18.4685 per share, and $20.0 million in aggregate principal amount of senior notes. In connection with the transaction, we also granted, pursuant to our existing equity incentive plan, 189,507 shares of restricted common stock to certain employees of Visual Sciences, which vest on January 30, 2007, and non-qualified stock options to purchase 350,000 shares of our common stock to certain employees of Visual Sciences. Please see Note 10 to the Consolidated Financial Statements included elsewhere in this annual report for further details regarding our acquisition of Visual Sciences.
     Avivo Acquisition. On May 4, 2005, we completed the acquisition of Avivo, a provider of on-demand website search and content solutions. We paid approximately $4.2 million in cash, and issued 2,958,713 shares of common stock and options to purchase 164,434 shares of common stock, to acquire Avivo. Approximately $0.8 million of the $4.2 million total cash consideration and approximately 592,000 of the 2,958,713 shares of common stock have been deposited in escrow to secure indemnification obligations of Avivo and possible adjustments to the purchase price.
     Initial Public Offering of Common Stock. On October 1, 2004, we completed the sale of 5,000,000 shares of our common stock at an initial offering price to the public of $8.50 per share, resulting in $42.5 million of gross proceeds to the company. After deducting the underwriting discount of $3.0 million and offering expenses of $1.4 million, our net proceeds from the initial public offering were $38.1 million. On October 26, 2004, in connection with the full exercise of the underwriters’ over-allotment option, 750,000 additional shares of common stock were sold to the public on behalf of certain selling stockholders at a price of $8.50 per share. We did not receive any of the $6.4 million in gross proceeds from the sale of these additional shares by the selling stockholders. We used $16.75 million of our net proceeds from the initial public offering to redeem all of our outstanding redeemable preferred stock. We used the remaining proceeds from our initial public offering to pay the cash portion of the purchase price for our acquisition of Visual Sciences described above.
Cash Flows (in thousands)

	Year Ended December 31,
	2005	2004	2003
Net cash provided by (used in)
Operating activities	$7,887	$4,703	$2,352
Investing activities	5,645	(26,437)	(739)
Financing activities	827	21,749	(642)
Effect of exchange rate changes on cash	(101)	5	156
Net change in cash and cash equivalents	$14,258	$20	$1,127

     Operating Activities
     Net cash provided by operating activities was $7.9 million for the year ended December 31, 2005. Net cash provided by operating activities consisted primarily of $9.7 million in net income and changes in working capital, including a $3.2 million increase in deferred revenues related to our increased customer base and a $1.3 million increase in accounts payable and accrued expenses due primarily to increased fees from our independent public auditors. Non cash adjustments to reconcile net income to net cash provided by operating activities included add backs of $2.7 million and $1.0 million for depreciation and amortization and stock-based compensation, respectively. Those increases to net cash provided by operating activities were partially offset by a $3.6 million increase in accounts receivable which compares to our increase in deferred revenue, a $3.0 million increase in prepaid expenses and other assets and a $3.3 million increase in deferred tax assets.
     Net cash provided by operating activities was $4.7 million for the year ended December 31, 2004. Net cash provided by operating activities consisted primarily of a $2.4 million increase in deferred revenues, an $829,000 increase in accounts payable and accrued expenses and the add-back of non-cash charges for depreciation and amortization and stock-based compensation of $1.0 million and $882,000, respectively. This was partially offset by a $1.5 million increase in accounts receivable.
     Net cash provided by operating activities for the year ended December 31, 2003 was $2.4 million. Net cash provided by operating activities consisted primarily of a $1.8 million increase in deferred revenues and a $464,000 increase in accounts payable and accrued expenses and the add back of non-cash charges for depreciation and amortization and stock-based compensation of $1.2 million and $1.3 million, respectively. This was also offset, to a lesser extent than 2004, by an increase in accounts receivable.
     Investing Activities
     Net cash provided from investment activities totaled $5.6 million for the year ended December 31, 2005. Net cash provided from investment activities is attributable to the maturity of investments, partially offset by capital expenditures of $1.5 million and the $2.7 million of net cash used in the acquisition of Avivo.
     Cash used in investing activities totaled $26.4 million for the year ended December 31, 2004. This included $1.4 million for capital expenditures and a net cash outflow of $25.0 million for the purchase of marketable securities.
     Cash used in investing activities totaled $739,000 for the year ended December 31, 2003, which consisted entirely of capital expenditures.
     Financing Activities
     Cash provided by financing activities was $827,000 in the year ended December 31, 2005. The exercise of stock options of $974,000, partially offset by payments on capital leases and a note contributed to this amount.
     Cash provided by financing activities was $21.7 million for the year ended December 31, 2004. This consisted of $38.1 million in net proceeds from our initial public offering offset by the $16.75 million redemption of our redeemable preferred stock. The exercise of stock options and warrants also contributed cash during 2004.
     Cash used for financing during 2003 was $642,000. The majority of this was attributable to the repayment of our line of credit.
Factors That May Affect Future Financial Condition And Liquidity
     Our principal commitments consist of our $20 million aggregate principal amount of senior notes due not later than August 1, 2007, and our obligations under operating leases for office space, computer equipment and furniture and fixtures. Our capital lease obligations for furniture and computer equipment are approximately $173,000 in the aggregate with the longest term expiring in 2009. As these capital lease amounts are relatively small, they do not materially affect our overall liquidity.
     The following table summarizes our long-term contractual obligations, net of sublease income, as of December 31, 2005, and does not reflect our $20 million of senior notes which were issued in February 2006:

	Payments Due by Period				More
		Less than	1-3	4-5	than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands)
Capital lease obligations	$173	$83	$65	$25	$—
Operating lease obligations	$12,452	$866	$3,585	$3,813	$4,188
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
     Other than the additional capital required to satisfy our senior note obligations, we believe that our current cash, cash equivalents and short-term investments, combined with our positive cash flow from operating activities, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We believe that we will have access to sufficient liquidity to fund our business and meet our senior note and contractual lease obligations over a period beyond the next 12 months. However, we will likely need to raise additional debt or equity capital prior to April 2007 to help us satisfy our senior note obligations, and we may need to raise additional funds in the future if we pursue acquisitions or investments in competing or complementary businesses or technologies or experience unanticipated operating losses. If we raise additional funds through the issuance of equity or convertible securities, our stockholders may experience dilution. We may not be able to obtain additional debt or equity financing on acceptable terms, or at all.
Off-Balance Sheet Arrangements
     As of December 31, 2005 and for all periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, which are described above, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts to date since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign revenues have been primarily in Euros. We generated approximately 14%, 16% and 11% of total revenues from customers in Europe for the years ended December 31, 2005, 2004 and 2003, respectively.
Interest Rate Sensitivity
     We had unrestricted cash, cash equivalents and short and long-term marketable securities totaling $35.0 million and $30.7 million at December 31, 2005 and 2004, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 8. Financial Statements and Supplementary Data.
     The Condensed Consolidated Quarterly Financial Data have been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited consolidated financial statements contained herein and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this annual report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period. Due to rounding and the use of quarterly financial data, the summation of the quarterly data presented below may not correspond to the annual information shown elsewhere in this annual report.
Condensed Consolidated Quarterly Data (unaudited, in thousands, except share and per share data)

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2005	2005	2005	2005	2004	2004	2004	2004
Quarterly Consolidated Statement of Operations Revenues	$11,746	$11,337	$9,412	$6,957	$6,534	$5,735	$5,293	$5,040
Cost of revenues	2,031	2,046	1,692	1,007	928	849	787	751
Gross profit	9,715	9,291	7,720	5,950	5,606	4,886	4,506	4,289
Operating expenses	7,693	7,677	6,544	5,004	4,998	4,244	4,302	4,101
Operating profit	2,022	1,614	1,176	946	608	642	204	188
Net income	5,572	1,759	1,261	1,067	760	628	215	165
Net income (loss) attributable to common shareholders	5,572	1,759	1,261	1,067	(629)	—	(255)	(233)
Net income (loss) per share attributable to common shareholders:
Basic	$0.31	$0.10	$0.07	$0.07	$(0.04)	$—	$(0.06)	$(0.05)
Diluted	$0.28	$0.09	$0.07	$0.06	$(0.04)	$—	$(0.06)	$(0.05)
Weighted-average number of shares used in per share amounts:
Basic	18,243	18,094	17,102	15,447	15,402	4,663	4,614	4,463
Diluted	19,884	19,757	18,459	16,922	15,402	11,603	4,614	4,463
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
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

     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that material weaknesses, as discussed in subsection (b) below, existed in our internal control over financial reporting as of December 31, 2005. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005, at the reasonable assurance level.
     Notwithstanding the material weaknesses described in subsection (b) below, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
(b)	Management’s Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the framework set forth in the report entitled

Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of internal control over financial reporting as of December 31, 2005, the following material weaknesses were identified:
1.	We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of accounting principles generally accepted in the United States of America commensurate with our financial reporting requirements. Specifically, we lacked a sufficient number of personnel possessing adequate knowledge, experience and training in the application of accounting principles to support our financial accounting and reporting functions. This control deficiency contributed to the material weakness described in 2 below. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	We did not maintain effective controls over the selection, application and monitoring of our accounting policies related to leasing transactions. Specifically, our controls over the selection, application and monitoring of accounting policies related to lease, lease amendments and sub-lease transactions were ineffective to ensure such transactions were accounted for accurately, completely and in conformity with accounting principles generally accepted in the United States of America. This control deficiency resulted in the restatement of our 2004 annual consolidated financial statements and the interim consolidated financial statements for the quarters ended March 31, 2005 and June 30, 2005, as well as an audit adjustment to the 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of rent expense, rental income and sub-lease obligations that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
     Management has excluded Avivo Corporation from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the company in a purchase business combination during 2005. Avivo (now known as WebSideStory Search and Content Solutions, Inc.) is a wholly owned subsidiary of the company, whose total assets and total revenues represent approximately 43%, including approximately 32% in intangible assets resulting from the acquisition of Avivo, and 18%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
     Because of these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2005 based on the criteria set forth in Internal Control-Integrated Framework issued by the COSO.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
(c)	Management’s Remediation Initiatives
     We are in the process of remediating the material weaknesses in our internal control over financial reporting described above. We have taken the following actions to remediate the material weakness related to insufficient staffing in our accounting and financial reporting functions:

•	On February 3, 2006, we hired a new chief financial officer. Our new chief financial officer is a CPA with 17 years of experience as a financial professional. Our chief financial officer possesses knowledge in accounting and the application of generally accepted accounting principles.

•	We have initiated a search for a qualified individual to support our financial accounting and reporting functions. We have improved the documentation of our job descriptions within the financial accounting and reporting functions; however, this area will be enhanced with the addition of a qualified accountant. We are and have been actively recruiting for the accountant position for several months and will strive to fill the position as soon as possible.

•	Currently, existing staff is addressing our application of generally accepted accounting principles. Additionally, we have engaged a financial consulting firm to assist in the accounting and financial reporting functions as we continue to actively search for a permanent hire. As deemed necessary, we will leverage their resources and expertise to help us maintain compliance with accounting principles generally accepted in the United States of America.
     We have taken the following actions to remediate the material weakness related to the recognition of leasing transactions in accordance with related generally accepted accounting principles:
•	We reviewed the terms of our leases and subleases, together with the applicable accounting literature relating to lease accounting, to determine the proper accounting treatment for our headquarters lease and sub-lease and to confirm the accounting treatment for our other leases.

•	We changed our internal control over financial reporting to identify the procedures to follow for appropriate lease and sub-lease accounting.

•	We provided training to our accounting department personnel regarding correct lease and sub-lease accounting procedures.

•	We expanded the procedures in our internal control over financial reporting related to periodic reviews of non-routine transactions.
(d)	Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the Securities and Exchange Commission in connection with our 2006 annual stockholders meeting, which is expected to be filed not later than 120 days after the end of the fiscal year ended December 31, 2005, and which is incorporated in this annual report by reference.
Item 11. Executive Compensation.
     The information required by this item will be contained in our Proxy Statement and is incorporated in this annual report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by this item will be contained in our Proxy Statement and is incorporated in this annual report by reference.
Item 13. Certain Relationships and Related Transactions.
     The information required by this item will be contained in our Proxy Statement and is incorporated in this annual report by reference.
Item 14. Principal Accounting Fees and Services.
     The information required by this item will be contained in our Proxy Statement and is incorporated in this annual report by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of this report:
1. Financial statements: The following financial statements of WebSideStory, Inc. and Report of independent registered public accounting firm, are included in this report:
•	Report of Independent Registered Public Accounting Firm;

•	Consolidated balance sheets as of December 31, 2005 and 2004;

•	Consolidated statements of operations for the fiscal years ended December 31, 2005, 2004 and 2003;

•	Consolidated statements of stockholders’ equity (deficit) and comprehensive income (loss) for the fiscal years ended December 31, 2005, 2004 and 2003;

•	Consolidated statements of cash flows for the fiscal years ended December 31, 2005, 2004 and 2003; and

•	Notes to consolidated financial statements.
2. List of financial statement schedules: All schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.
3. List of exhibits required by Item 601 of Regulation S-K: see subsection (b) below.
(b) Exhibits:

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger dated as of February 8, 2005 by and among the Registrant, WSSI Acquisition Company, Avivo Corporation and Charles M. Linehan, as the Holder Representative.

2.2(2)	Agreement and Plan of Merger dated as of February 1, 2006 by and among the Registrant, VS Acquisition, LLC, Visual Sciences, LLC and Ned Scherer, as the Holder Representative.

3.1(3)	Amended and Restated Certificate of Incorporation.

3.2(3)	Amended and Restated Bylaws.

4.1(3)	Form of Common Stock Certificate.

4.2(2)	Second Amended and Restated Registration Rights Agreement dated as of February 1, 2006 by and among the Registrant and certain investors set forth therein.

4.3(3) +	Warrant to Purchase Series D Convertible Preferred Stock dated April 1, 2003 by and between the Registrant and Jeffrey W. Lunsford.

Exhibit
Number	Description
4.4	Warrant to Purchase Common Stock dated as of November 21, 2005 and issued by the Registrant in favor of Starsoft Development Labs, Inc.

4.5(2)	Form of Warrant to Purchase Common Stock dated as of February 1, 2006 and issued by the Registrant in favor of the former holders of units of membership interest in Visual Sciences, LLC.

10.1(3) +	Amended and Restated 2000 Equity Incentive Plan.

10.2(4) +	2004 Equity Incentive Award Plan and Form of Option Grant Agreement.

10.3(5) +	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement.

10.4(3) +	Common Stock Purchase Agreement dated as of April 1, 2003 by and between the Registrant and Jeffrey W. Lunsford.

10.5(3) +	Amended and Restated Employment Agreement dated as of July 21, 2004 by and between the Registrant and Jeffrey W. Lunsford.

10.6(6) +	Offer Letter dated as of January 26, 2006 by and between the Registrant and Claire Long.

10.7(3) +	Offer Letter dated as of May 15, 2003 by and between the Registrant and Rand Schulman.

10.8 +	Offer Letter dated as of November 21, 2005 by and between the Registrant and Andrew S. Greenhalgh.

10.9(3) +	Offer Letter dated as of February 12, 2003 by and between the Registrant and Christopher Reid.

10.10(3) +	Employment Agreement dated as of July 1, 2000 by and between WebSideStory Holding B.V. and Daniel Guilloux.

10.11(3) +	Amendment to Employment Agreement dated as of November 15, 2002 by and between WebSideStory Holding B.V. and Daniel Guilloux.

10.12 +	Amended and Restated Employment Agreement dated as of February 1, 2006 by and between Visual Sciences, LLC and James W. MacIntyre, IV.

10.13 +	Amended and Restated Employment Agreement dated as of February 1, 2006 by and between Visual Sciences, LLC and David R. Scherer.

10.14(3) +	Form of Indemnification Agreement by and between the Registrant and the persons listed on Schedule A thereto.

10.15(3) +	Form of Change in Control Agreement between the Registrant and the persons listed on Schedule A thereto.

10.16(6) +	Change in Control Agreement dated as of January 18, 2006 by and between the Registrant and Claire Long.

10.17	Master Service Agreement dated as of August 10, 2005 by and between the Registrant and Level 3 Communications, LLC.

Exhibit
Number	Description
10.18	Addendum to Master Service Agreement dated as of September 22, 2005 by and between the Registrant and Level 3 Communications, LLC.

10.19(3)	Office Lease dated as of August 23, 1999 by and between the Registrant and LNR Seaview, Inc.

10.20(3)	First Amendment to Office Lease dated as of July 3, 2001 by and between the Registrant and LNR Seaview, Inc.

10.21	Second Amendment to Office Lease dated as of December 7, 2005 by and between the Registrant and Seaview PFG, LLC (as assignee of LNR Seaview, Inc.)

10.22(3)	Sublease dated as of July 3, 2001 by and between the Registrant and RF Magic, Inc.

10.23(3)	Amendment to Sublease dated as of September 10, 2003 by and between the Registrant and RF Magic, Inc.

10.24(3)	Sublease dated as of July 6, 2001 by and between the Registrant and Avexus, Inc.

10.25(3)	Addendum to Sublease dated as of April 18, 2002 by and between the Registrant and Avexus, Inc.

10.26(3) †	Revised Master Service Agreement dated as of August 29, 2003 by and among the Registrant, Buena Vista Internet Group, ESPN Internet Ventures, ABCNews Internet Ventures, Infoseek Corporation, ABC Multimedia, Inc. and Walt Disney Parks & Resorts Online.

10.27(3) †	Amendment to Revised Master Service Agreement dated as of March 31, 2004 by and among the Registrant, Buena Vista Internet Group, ESPN Internet Ventures, ABCNews Internet Ventures, Infoseek Corporation, ABC Multimedia, Inc. and Walt Disney Parks & Resorts Online.

10.28(3) †	Patent Cross-License Agreement dated December 12, 2003 by and between the Registrant and NetIQ Corporation.

10.29(3) †	Salesforce.com JoinForces Product Alliance Program Agreement dated as of May 21, 2004 by and between the Registrant and Salesforce.com, Inc.

10.30(2)	Form of Senior Note dated as of February 1, 2006 and issued by the Registrant in favor of the former holders of units of membership interest in Visual Sciences, LLC.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

Exhibit
Number	Description
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 10, 2005.

(2)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 7, 2006.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 333-115916) filed with the Securities and Exchange Commission on May 27, 2004.

(4)	Incorporated by reference to the Registration Statement on Form S-8 of the Registrant (Registration No. 333-119350) filed with the Securities and Exchange Commission on September 28, 2004.

(5)	Incorporated by reference to the Registration Statement on Form S-8 of the Registrant (Registration No. 333-124754) filed with the Securities and Exchange Commission on May 10, 2005.

(6)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on January 24, 2006.

†	WebSideStory, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of WebSideStory, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSIDESTORY, INC.

Dated: March 16, 2006	By:	/s/ JEFFREY W. LUNSFORD Jeffrey W. Lunsford
President, Chief Executive Officer
and Chairman of the Board
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY W. LUNSFORD Jeffrey W. Lunsford	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2006

/s/ CLAIRE LONG Claire Long	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ ANIL ARORA Anil Arora	Director	March 16, 2006

/s/ CHARLES J. FITZGERALD, JR. Charles J. Fitzgerald, Jr.	Director	March 16, 2006

/s/ JAMES R. GLYNN James R. Glynn	Director	March 16, 2006

/s/ WILLIAM H. HARRIS, JR. William H. Harris, Jr.	Director	March 16, 2006

/s/ KURT R. JAGGERS Kurt R. Jaggers	Director	March 16, 2006

/s/ JAMES S. MAHAN III James S. Mahan III	Director	March 16, 2006

WebSideStory, Inc.
Index To Financial Statements

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of WebSideStory, Inc.:
     We have completed an integrated audit of WebSideStory, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of WebSideStory, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
     Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that WebSideStory, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005 because (1) the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements and (2) the Company did not maintain effective controls over the selection, application and monitoring of its accounting policies related to leasing transactions based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:
1. The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of accounting principles generally accepted in the United States of America commensurate with the Company’s financial reporting requirements. Specifically, the Company lacked a sufficient number of personnel possessing adequate knowledge, experience and training in the application of accounting principles to support its financial accounting and reporting functions. This control deficiency contributed to the material weakness described in 2. below. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
2. The Company did not maintain effective controls over the selection, application and monitoring of its accounting policies related to leasing transactions. Specifically, the Company’s controls over the selection, application and monitoring of accounting policies related to lease, lease amendments and sub-lease transactions were ineffective to ensure that such transactions were accounted for accurately, completely and in conformity with accounting principles generally accepted in the United States of America. This control deficiency resulted in the restatement of the Company’s 2004 annual consolidated financial statements and the interim consolidated financial statements for the quarters ended March 31, 2005 and June 30, 2005, as well as an audit adjustment to the 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of rent expense, rental income and sub-lease obligations that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
     These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
     As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Avivo Corporation from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Avivo from our audit of internal control over financial reporting. Avivo (now known as WebSideStory Search and Content Solutions, Inc.) is a wholly-owned subsidiary whose total assets and total revenues represent approximately 43%, including approximately 32% in intangible assets resulting from the acquisition of Avivo, and 18%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
     In our opinion, management’s assessment that WebSideStory, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, WebSideStory, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
San Diego, California
March 16, 2006

WEBSIDESTORY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$19,968	$5,710
Investments	11,712	16,323
Accounts receivable, net	7,842	3,704
Deferred tax assets	507	37
Prepaid expenses and other current assets	2,304	943

Total current assets	42,333	26,717
Property and equipment, net	2,532	1,884
Investments	3,276	8,676
Goodwill	21,286	—
Intangible assets, net	6,901	—
Deferred tax assets	9,166	—
Other assets	2,249	341

	$87,743	$37,618

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$877	$307
Accrued liabilities	3,880	2,337
Deferred revenue	12,801	6,364
Capital lease short term	83	18
Note payable	—	27

Total current liabilities	17,641	9,053
Deferred rent	108	115
Capital lease long term	90	100
Other liabilities	88	205

Total liabilities	17,927	9,473

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 18,401,180 and 15,624,856 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	18	16
Additional paid in capital	114,934	82,895
Unearned stock-based compensation	(630)	(779)
Accumulated other comprehensive income	103	281
Accumulated deficit	(44,609)	(54,268)

Total stockholders’ equity	69,816	28,145

	$87,743	$37,618

See accompanying notes.

WEBSIDESTORY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues
Subscriptions	$37,728	$22,476	$15,678
Advertising	1,724	126	682

Total revenues	39,452	22,602	16,360

Cost of revenues
Cost of revenue	6,516	3,300	3,206
Amortization of intangibles	202	—	—
Stock-based compensation	58	15	11

Total cost of revenues	6,776	3,315	3,217

Gross profit	32,676	19,287	13,143

Operating expenses
Sales and marketing	14,471	9,713	7,258
Technology development	4,621	3,755	3,398
General and administrative	5,739	3,310	3,761
Amortization of intangibles	1,147	—	—
Stock-based compensation (*)	940	867	1,334

Total operating expenses	26,918	17,645	15,751

Income from operations	5,758	1,642	(2,608)

Interest expense	(34)	(38)	(46)
Interest income	905	205	56
Other (expense) income	(43)	5	489

Total other income	828	172	499

Income (loss) before provision for income taxes	6,586	1,814	(2,109)

(Benefit from) provision for income taxes	(3,073)	46	(31)

Net income (loss)	$9,659	$1,768	$(2,078)

Constructive dividend on redemption of redeemable preferred stock	—	(1,389)
Accretion of discount on redeemable preferred stock	—	(1,326)	(1,566)

Net income (loss) attributable to common stockholders	$9,659	$(947)	$(3,644)

Net income (loss) per share attributable to common shareholders:
Basic	$0.56	$(0.13)	$(0.91)
Diluted	$0.51	$(0.13)	$(0.91)

Weighted average number of shares used in per share amounts:
Basic	17,231,411	7,300,809	4,001,979
Diluted	18,774,978	7,300,809	4,001,979

(*) Stock-based compensation
Sales and marketing	$183	$209	$330
Technology development	334	37	76
General and administrative	423	621	928

	$940	$867	$1,334

See accompanying notes.

WEBSIDESTORY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
For the three years ended December 31, 2005
(in thousands, except share data)

					Accumulated
			Additional	Unearned	Other		Stockholders’	Comprehensive
	Common Stock		Paid-in	Stock-based	Comprehensive	Accumulated	(Deficit) /	(Loss) /
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity	Income

Balance at December 31, 2002	3,807,118	$4	$15,857	$(296)	$120	$(53,958)	$(38,273)	$(2,543)

Restricted stock purchases	729,609	1	1,113	(1,111)	—	—	3	—

Exercise of stock options	40,710	—	34	—	—	—	34	—

Unearned stock-based compensation	—	—	1,094	(1,094)	—	—	—	—

Amortization of stock-based compensation	—	—	—	1,344	—	—	1,344	—

Accretion of discount on redeemable preferred stock	—	—	(1,537)	—	—	—	(1,537)	—

Amortization of premium on Series A convertible redeemable preferred stock	—	—	1,202	—	—	—	1,202	—

Accretion of discount on Series B and Series C convertible redeemable preferred stock	—	—	(30)	—	—	—	(30)	—

Foreign currency adjustment	—	—	—	—	156	—	156	156

Net loss	—	—	—	—	—	(2,078)	(2,078)	(2,078)

Balance at December 31, 2003	4,577,437	$5	$17,733	$(1,157)	$276	$(56,036)	$(39,179)	$(1,922)

Issuance of common stock for cash net of $4.4 million issuance costs	5,000,000	$5	$38,082	$—	$—	$—	$38,087	$—

Conversion of convertible redeemable preferred stock	5,634,131	6	28,000	—	—	—	28,006	—

Exercise of stock options and warrants	413,288	—	439	—	—	—	439	—

Unearned stock-based compensation	—	—	504	(504)	—	—	—	—

Amortization of stock-based compensation	—	—	—	882	—	—	882	—

Accretion of discount on redeemable preferred stock	—	—	(1,305)	—	—	—	(1,305)	—

Amortization of premium on Series A convertible redeemable preferred stock	—	—	852	—	—	—	852	—

Accretion of discount on Series B and Series C convertible redeemable preferred stock	—	—	(21)	—	—	—	(21)	—

Constructive dividend on redemption of redeemable preferred stock	—	—	(1,389)	—	—	—	(1,389)	—

Foreign currency adjustment	—	—	—	—	5	—	5	5

Net income	—	—	—	—	—	1,768	1,768	1,768

Balance at December 31, 2004	15,624,856	$16	$82,895	$(779)	$281	$(54,268)	$28,145	$1,773

Exercise of stock options	334,713	$—	$974	$—	$—	$—	$974	$—

Tax benefit from stock option exercise	—	—	1,729	—	—	—	1,729	—

Warrant Exercise	74,639	—	—	—	—	—	—	—

Stock issuance for acquisition	2,366,972	2	29,138	—	—	—	29,140	—

Warrant issuance	—	—	77	—	—	—	77	—

Option assumption for acquisition	—	—	—	(651)	—	—	(651)	—

Modification of option award	—	—	138	—	—	—	138	—

Unearned stock-based compensation	—	—	(17)	17	—	—	—	—

Amortization of stock-based compensation	—	—	—	783	—	—	783	—

Foreign currency adjustment	—	—	—	—	(21)	—	(21)	(21)

Unrealized loss on available-for-sale securities	—	—	—	—	(157)	—	(157)	(157)

Net income	—	—	—	—	—	9,659	9,659	9,659

Balance at December 31, 2005	18,401,180	$18	$114,934	$(630)	$103	$(44,609)	$69,816	$9,481

See accompanying notes.

WEBSIDESTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$9,659	$1,768	$(2,078)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,660	1,009	1,210
Bad debt provision	112	28	274
Stock-based compensation	998	882	1,345
Deferred income taxes	(3,318)	64	(101)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(3,633)	(1,475)	(576)
Prepaid expenses and other assets	(3,019)	(717)	(297)
Accounts payable and accrued liabilities	1,323	829	464
Deferred revenue	3,238	2,430	1,812
Deferred rent	(15)	29	85
Other liabilities	(118)	(144)	214

Net cash provided by operating activities	7,887	4,703	2,352

Cash flows from investing activities
Purchase of investments	(15,276)	(34,156)	—
Maturities of investments	25,131	9,157	—
Purchase of property and equipment	(1,526)	(1,438)	(739)
Acquisition, net of cash acquired	(2,684)	—	—

Net cash provided by (used in) investing activities	5,645	(26,437)	(739)

Cash flows from financing activities
Exercise of stock options and warrants	974	439	34
Payments on line of credit	—	—	3
Payments on equipment term loan	—	—	(679)
Payments on capital lease	(62)	(27)	—
Payments on note payable	(85)	—	—
Redemption of redeemable preferred stock	—	(16,750)	—
Proceeds from sale of common stock	—	38,087	—

Net cash provided by (used in) financing activities	827	21,749	(642)

Effect of exchange rate changes on cash	(101)	5	156

Net increase in cash and cash equivalents	14,258	20	1,127

Cash and cash equivalents at beginning of period	5,710	5,690	4,563

Cash and cash equivalents at end of period	$19,968	$5,710	$5,690

Supplemental cash flow information:
Cash paid for interest	$—	$4	$19
Cash paid for taxes	$77	$22	$—

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease	$—	$126	$—
Equipment acquired under note payable	$—	$27	$—
See accompanying notes.

WEBSIDESTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Nature of Business
     WebSideStory, Inc. (together with its subsidiaries, the “Company”) was founded and commenced operations in September 1996 and is a provider of on-demand and in-house digital marketing and customer analysis solutions. The Company’s services consist of web analytics, website search, web content management, call center analytics and messaging analytics. The Company’s HBX web analytics application collects data from web browsers, processes that data and delivers reports of online behavior to customers on demand. The Company’s website search and web content management solutions allow users to better navigate their websites and enable the Company’s customers to make changes to their websites. Customers use the Company’s services to better understand how Internet users respond to website design and content, online marketing and e-commerce offerings and to manage the content of their web pages and make them searchable. Customers also use the Company’s solutions to analyze and understand customer interaction across multiple delivery channels. Delivery of HBX, site search and web content management services occurs on demand over the Internet using secure, proprietary and scalable applications and system architectures. This on-demand delivery model allows the Company to concurrently serve a large number of customers and to efficiently distribute the workload across its networks of servers. These services are provided on a subscription basis to customers for a fee, which is either fixed or based on the actual number of web sites and total page views and transactions monitored by the Company’s services. Contracts for subscription services typically range in duration from one to three years.
     The Company’s business consists of a single reportable segment. The vast majority of the Company’s operations are conducted in the United States. In order to pursue the sale of its products and services in international markets, the Company established wholly owned subsidiaries in France (February 2000), the Netherlands (August 2000) and the United Kingdom (April 2003).
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
Principles of Consolidation
     The Company’s consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly owned subsidiaries WebSideStory Search and Content Solutions, Inc., HitBox, Inc., WebSideStory SAS, WebSideStory Holding B.V., WebSideStory Callcenter and Service B.V. and WebSideStory UK Limited. All significant intercompany accounts and transactions have been eliminated.
Foreign Currency
     The Company’s foreign subsidiaries utilize their local currency as their functional currency. The accounts of these foreign subsidiaries have been translated into U.S. dollars using the current exchange rate as of the balance sheet date for assets and liabilities and the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as accumulated other comprehensive income in stockholders’ equity.

Concentration of Risk
     The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.
     The revenue generated by the Company from The Walt Disney Internet Group accounted for 14% of total revenues for the year ended December 31, 2003. No customer individually accounted for more than 10% of total revenues in 2005 or 2004.
     There were no customers that individually accounted for more than 10% of total accounts receivable as of December 31, 2005 or 2004.
     The Company’s servers related to its services and its customer data are located at two, third-party co-location facilities: one in San Diego, California, operated by Level 3 Communications, LLC and one in San Jose, California operated by Equinix, Inc. The Company does not control the operation of these facilities, and such facilities are vulnerable to damage or interruption in the event that one or more of such third-party co-location facilities fail.
Geographical Information
     As of December 31, 2005 and 2004, assets located outside the United States were 8% and 10% of total assets, respectively. Revenues generated by subsidiaries outside the United States for the years ended December 31, 2005, 2004 and 2003, were 14%, 16% and 11%, respectively, of total revenues. Revenues generated by subsidiary geographical region are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$33,831	$18,983	$14,585
Europe	5,621	3,619	1,775

	$39,452	$22,602	$16,360

Revenue Recognition
     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting For Revenue Arrangements with Multiple Deliverables.
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

Cash and Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents are comprised of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.
Investments
     Management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Short term investments are classified as available for sale. The Company defines short term investments as income yielding securities that can readily be converted to cash. These securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income. Declines in the fair value of these securities judged to be other than temporary, if any, are included in interest expense. Interest and dividends on available for sale securities are included in interest income. Although the Company did not have any securities classified as held to maturity as of December 31, 2005, as of December 31, 2004, the Company had securities classified as held to maturity consisting primarily of U.S. federal agency notes, certificates of deposit, auction rate preferred securities and mortgage backed securities. Held to maturity investments are carried at amortized cost, which approximates fair value.
     The Company regularly monitors and evaluates the realizable value of its investments to assess for other than temporary declines in value. Management believes no such declines in value exist at December 31, 2005.
Accounts Receivable
     The Company’s accounts receivable are derived from a large number of direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. At December 31, 2005 and 2004, the allowance for potential credit losses was $365,000 and $407,000, respectively. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates.
Deferred Commissions
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
     Deferred commissions as of December 31, 2005 and 2004 were $1.3 million and $459,000, respectively.
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
Goodwill and Other Intangible Assets
     The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and other identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company tests goodwill for impairment annually, in the second quarter of each fiscal year, or more frequently if events and circumstances warrant.
Impairment of Long-Lived Assets
     The Company accounts for long-lived assets in accordance with SFAS No. 144. The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.
Software and Website Development Costs
     The Company capitalizes qualifying software and website development costs, which are incurred during the application development stage, and amortizes them over their estimated useful lives, which are generally two to three years. The Company capitalized $1.2 million, $185,000 and $105,000 during the years ended December 31, 2005, 2004 and 2003, respectively. Capitalized software and website development costs are included in other assets in the accompanying consolidated balance sheets. Amortization expense, recorded as technology development expense, totaled $154,000, $58,000, and $23,000 during the years ended December 31, 2005, 2004 and 2003, respectively.
Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events, including foreign currency translation adjustments and unrealized gains and losses on available for sale investments. The Company presents comprehensive income (loss) in its consolidated statements of stockholders’ equity.
Accounting for Stock-Based Compensation
     The Company measures compensation expense for its employee and director stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. Stock-based compensation is amortized over the related service periods using an accelerated graded method in accordance with Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan.

     Had compensation expense for employee stock options been determined based on the fair value of the options on the date of grant, the Company’s net income (loss) would have been as follows (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss) attributable to common stockholders — as reported	$9,659	$(947)	$(3,644)
Add: Stock-based employee compensation as reported in the statements of operations	600	882	1,345
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(2,452)	(1,127)	(1,359)

Pro forma net income (loss) attributable to common stockholders	$7,807	$(1,192)	$(3,658)

Net income (loss) per share attributable to common stockholders
basic — as reported	$0.56	$(0.13)	$(0.91)
diluted — as reported	$0.51	$(0.13)	$(0.91)

basic — pro forma	$0.45	$(0.16)	$(0.91)
diluted — pro forma	$0.42	$(0.16)	$(0.91)
     The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. The Company’s employee options have characteristics significantly different from those of freely traded options, and changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options. The Company completed its initial public offering in 2004 and has a relatively short history to determine expected volatility based on historical performance of its traded common stock. As a private company the Company used 0% volatility. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	3.70%	2.95%	1.90%
Expected volatility	52.39%	31.86%	0.00%
Expected life (in years)	3.3	3.9	3.3
Dividend yield	0.00%	0.00%	0.00%
Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Weighted average shares exclude shares of common stock subject to lapsing repurchase rights by the Company. Diluted earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period increased to include dilutive potential common shares that were outstanding during the period. The dilutive effect of outstanding stock options is reflected in diluted earnings per share calculated using the treasury stock method. The Company has excluded all convertible redeemable preferred stock, outstanding stock options and unvested common stock subject to repurchase from the calculation of diluted loss per share for the years ended December 31, 2004 and 2003 because such securities are antidilutive for these periods. No exclusions were necessary in 2005 as the Company was profitable. The total number of potential common shares excluded from the calculation of diluted loss per share for the years ended December 31, 2004 and 2003 are detailed in the following table:

	Year Ended December 31,
	2004	2003
Potential common shares excluded from diluted loss per share:
Unvested common stock	285,200	307,227
Convertible redeemable preferred stock	4,225,598	5,634,131
Options and warrants	1,084,220	490,783

Total	5,595,018	6,432,141

     The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2005, 2004 and 2003 (in thousands, except share and per share data):

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net income (loss) attributable to common stockholders	$9,659	$(947)	$(3,644)

Denominator:
Weighted average common shares outstanding	17,231,411	7,300,809	4,001,979

Denominator of basic calculation	17,231,411	7,300,809	4,001,979
Effect of dilutive securities:
Weighted average stock options, warrants and restricted common stock	1,543,567	—	—

Denominator of diluted calculation	18,774,978	7,300,809	4,001,979

Net income (loss) per share:
Basic	$0.56	$(0.13)	$(0.91)
Diluted	$0.51	$(0.13)	$(0.91)
     The amount of accretion related to the amortization of the discount on the redeemable preferred stock was $0, $1,326,000 and $1,566,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The amount of the unamortized discount on the redeemable preferred stock on October 1, 2004 (the redemption date) was recorded as a dividend in arriving at net loss attributable to common stockholders in the amount of $1,389,000.
Income Taxes
     The Company provides for income taxes utilizing the liability method. Under the liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2005, the Company released its valuation allowance resulting in a net tax benefit of approximately $3.1 million and the recognition of approximately $3.3 million in deferred tax assets, before the valuation allowance. Tax rate changes are reflected in the computation of the income tax provision during the period such changes are enacted. In connection with the Company’s initial public offering, the Company triggered a change in control resulting in annual limitations on the amount of the historical net operating losses that can be utilized to offset future taxable income.
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
     The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of those persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as a director or officer or that person’s services provided to any other company or enterprise at the Company’s request.
Advertising Expenses
     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003 totaled $280,000, $268,000 and $5,000, respectively, and are included in sales and marketing expense.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Such stock option expensing will require the Company to change its accounting policy. For all periods prior to January 1, 2006, the Company accounted for stock-based awards to employees in accordance with APB No. 25. Under this accounting policy, the Company recorded stock-based compensation based on the difference between the exercise price of the stock option and the fair market value at the time of grant. To arrive at the fair value for each option grant, SFAS No. 123R requires the use of an option pricing model to evaluate the Company’s stock by factoring in additional variables such as expected life of the option, risk-free interest rate, expected volatility of the stock and expected dividend yield. Subsequently, in May 2005, the Securities and Exchange Commission approved a rule delaying the effective date of SFAS No. 123R to the annual period beginning after June 15, 2005. On January 1, 2006, the Company adopted SFAS No. 123R. As a result, stock-based compensation expense is expected to increase and the unearned stock-based compensation expense balance will be reflected as a component of additional paid in capital. The Company is continuing to finalize its evaluation of the impact that the adoption of this rule will have on the results of operations and expects that it will result in a material increase in compensation expense.
3. Composition of Certain Balance Sheet Captions
Investments
     Short-term and long term investments consist of the following (in thousands):

	Short-term		Long-term
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
Investments
Held to maturity
Certificates of deposit	$—	$3,014	$—	$1,244
Mortgage backed securities	—	—	—	5,527
Federal agencies	—	—	—	1,905

	—	3,014	—	8,676
Available for sale
Certificates of deposit	3,418	—	755	—
Mortgage backed securities	3,983	—	2,521	—
Federal agencies	4,311	—		—
Auction rate securities		13,309	—	—

	11,712	13,309	3,276	—

	$11,712	$16,323	$3,276	$8,676

     The Company’s available for sale securities are recorded at fair value and the unrealized loss is recorded as a component of other comprehensive income (loss). During the fourth quarter of 2005, the Company had to restate its financial results and missed the filing deadline for its quarterly report on Form 10-Q for the period ended September 30, 2005. As a result of missing the filing date, the Company terminated a planned capital raising transaction. These occurrences resulted in the Company no longer having the ability to hold certain investments to maturity at December 31, 2005.

As such, all held to maturity investments as of December 31, 2005 were transferred to the classification of available for sale and the unrealized loss on those investments was recorded as a component of other comprehensive income (loss). The net unrealized loss was $157,000 as of December 31, 2005. The Company’s held to maturity securities in 2004 are recorded at amortized cost as the Company had the intent and ability to hold these securities to maturity. The fair value of these securities as of December 31, 2004 was $3,006,000 and $8,612,000 for the short-term and long-term investments, respectively.
     The Company’s policy is not to enter into any investments with maturities longer than 2 years.
Accounts Receivable
     The following table sets forth the components of accounts receivable (in thousands):

	December 31,	December 31,
	2005	2004
Accounts receivable
Trade accounts receivable	$8,207	$4,111
Allowance for doubtful accounts	(365)	(407)

	$7,842	$3,704

     The following table sets forth the activity within the allowance for doubtful accounts (in thousands):

	December 31,	December 31,	December 31,
	2005	2004	2003
Allowance for doubtful accounts
Beginning balance	$407	$553	$597
Bad debt provision	112	28	274
Write offs	(207)	(192)	(325)
Write off recoveries	53	18	7

Ending balance	$365	$407	$553

Prepaid expenses and other current assets
     The following table sets forth the components of prepaid expenses and other current assets (in thousands):

	December 31,	December 31,
	2005	2004
Prepaid expenses and other current assets
Deferred commissions	$1,314	$459
Other prepaid expenses	990	484

	$2,304	$943

Property and equipment
     The following table sets forth the components of property and equipment (in thousands):

	December 31,	December 31,
	2005	2004
Property and equipment, net
Computers and office equipment	$5,252	$7,777
Furniture and fixtures	1,025	1,042
Leasehold improvements	369	466

	6,646	9,285
Accumulated depreciation and amortization	(4,114)	(7,401)

	$2,532	$1,884

     Total depreciation expense was $1.2 million, $929,000 and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, the Company disposed of $5.8 million in assets that were fully depreciated and no longer in use.
     The Company leases certain computer and office equipment under capital leases. As of December 31, 2005 and 2004, $121,000 and $253,000 of such equipment is included in property and equipment, respectively. Accumulated amortization relating to this equipment totaled $26,000 and $134,000 at December 31, 2005 and 2004, respectively.
Goodwill and Intangible Assets
     The following table sets forth the components of intangible assets, net (in thousands):

	December 31, 2005
	Gross
	carrying	Accumulated
	amount	amortization	Net
Intangible assets, net
Customer contracts	$7,340	$(1,147)	$6,193
Acquired complete technology	910	(202)	708

	$8,250	$(1,349)	$6,901

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
     Total amortization expense was $1.3 million in 2005 and $0 in each of 2004 and 2003. Future amortization expense in 2006, 2007, 2008, 2009 and 2010 and thereafter is expected to be $2.2 million, $1.9 million, $1.2 million, $812,000 and $737,000, respectively, excluding any incremental expense that could result if we consummate future acquisitions.
     Goodwill of $21.3 million was recorded as a result of the acquisition of Avivo in May 2005 (see Note 5).
Other Assets
     Other assets consist of the following (in thousands):

	December 31,	December 31,
	2005	2004
Other assets
Capitalized internal-use software development costs, net of accumulated amortization of $239 and $81, respectively	$1,280	$210
Restricted cash held in escrow	807	—
Long term deposits and other noncurrent assets	162	131

	$2,249	$341

Accrued Expenses and Other Current Liabilities
     The following table sets forth the components of accrued liabilities (in thousands):

	December 31,	December 31,
	2005	2004
Accrued liabilities
Accrued bonuses and commissions	$1,579	$917
Accrued payroll and vacation	1,017	501
Accrued accounting and legal services	487	190
Accrued sublease liability	240	144
Accrued sales tax	111	262
Other accrued expenses	446	323

	$3,880	$2,337

4. Warrants
     In November 2005, the Company issued a warrant to a consulting group to purchase 10,000 shares of the Company’s common stock with an exercise price of $17.84. The warrant is exercisable, in whole or in part during the term commencing on September 5, 2007 and ending on September 5, 2010. The Company measured total unearned stock-based compensation of $77,000 representing the fair value of the Warrant as of the date of grant. That amount is included as stock based compensation in the results of operations for the year ended December 31, 2005.
     The Company had the following common stock warrants outstanding and exercisable:

As of December 31, 2005
Number of Shares	Expiration Date	Exercise Price
202,358	January 2013	$ —

As of December 31, 2004
Number of Shares	Expiration Date	Exercise Price
126,474	January 2013	$—
2,857	March 2005	37.80
66,240	February 2006	2.27
34,504	April 2006	$5.11

230,075
     Stock-based compensation expense related to all outstanding warrants during the years ended December 31, 2005, 2004 and 2003 was $212,000, $255,000 and $298,000, respectively.

     Additionally, as discussed in Note 10, as part of the merger with Visual Sciences in February 2006, the Company issued warrants to purchase 1,082,923 shares of the Company’s common stock to the former holders of units of membership interest in Visual Sciences. These warrants expire on August 1, 2007 and have an exercise price of $18.4685 per share.
5. Acquisition
     On May 4, 2005, pursuant to an Agreement and Plan of Merger dated February 8, 2005 (the “Merger Agreement”), the Company acquired Avivo Corporation (“Avivo”). Avivo is a provider of on-demand website search and content solutions. The acquisition of Avivo provides the Company opportunities to sell its services to Avivo’s existing customers, increase the size of the market for the Company’s offerings, and expand the Company’s total product mix.
     Inclusive of the amounts held in escrow (discussed below), the Company paid approximately $4,199,000 in cash, and issued 2,958,713 shares of common stock and options to purchase 164,434 shares of common stock in exchange for the outstanding capital stock and options of Avivo. Avivo’s shareholders also have the right to receive an earn-out payment, not to exceed $4.1 million, contingent on achievement of certain revenue objectives by Avivo in the 15-month period following the closing. Because the earn-out payment is contingent on the achievement of specific revenue targets, it will be accounted for as additional purchase price if, and when, it is earned.
     In accordance with the terms of the Merger Agreement and the Escrow Agreement entered into by the Company on May 4, 2005 (the “Escrow Agreement”), approximately $807,000 of the approximate $4,199,000 total cash consideration and approximately 592,000 of the 2,958,713 shares of common stock (together, the “Escrow Amount”) are being held in escrow to secure indemnification obligations of Avivo and possible adjustments to the purchase price conditioned on shortfalls in certain defined revenue goals for Avivo for a period of 15 months from the May 4, 2005 closing. Purchase price adjustments based on revenue shortfalls cannot exceed $6.5 million of the Escrow Amount. At the termination of the 15-month period, up to approximately one-fourth of the original Escrow Amount will be held back for an additional nine months to secure certain indemnification obligations of Avivo. The payment of the Escrow Amount to the shareholders of Avivo is contingent on the outcome of events that cannot be determined at this time. Any part of the Escrow Amount paid to the selling shareholders of Avivo will be accounted for as additional purchase price if, and when, such part of the Escrow Amount is no longer subject to the indemnification obligations under the Escrow Agreement.
     The Company calculated an aggregate purchase price of approximately $33,024,000 including approximately $3,392,000 in cash, $27,731,000 in common stock and $1,409,000 in options issued to Avivo shareholders as well as transaction expenses of $492,000. The $27,731,000 assumed value of common stock is calculated based on approximately 2,367,000 shares of WebSideStory common stock and the average closing price of the common stock from the period two days before to two days after the public announcement of the Merger Agreement. The 2,367,000 shares of WebSideStory common stock is the balance remaining after the total share consideration of 2,958,714 is reduced by approximately 592,000 shares held back as part of the Escrow Amount.

     The purchase price has been allocated as follows (in thousands):

May 4, 2005
Cash	$1,200
Accounts receivable	943
Property and equipment	290
Deferred tax assets	4,625
Intangible assets	8,250
Goodwill	21,286
Other assets	230
Accounts payable and accrued liabilities	(905)
Deferred revenues	(3,428)
Other liabilities	(118)
Deferred stock-based compensation	651

Purchase price, including transaction costs	$33,024

     The acquisition of Avivo closed on May 4, 2005. Therefore, the results of operations for the twelve months ended December 31, 2005 includes the results of operations of Avivo beginning May 4, 2005. The following table summarizes pro forma operating results for the years ended December 31, 2005 and 2004 as if the Company had completed the acquisition on January 1, 2004 (in thousands, except per share data):

	Twelve months ended
	December 31,	December 31,
	2005	2004
Pro forma revenues	$42,821	$28,957
Pro forma net income (loss)	9,466	(2,141)
Pro forma earnings (loss) per share — basic	0.48	(0.22)
Pro forma earnings (loss) per share — diluted	$0.45	$(0.22)
     This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 2004, nor is it indicative of future financial results.
6. Stock Option Plans
     The Company adopted the 2004 Equity Incentive Award Plan (“2004 Plan”) effective on September 28, 2004. The 2004 Plan authorized the Company to initially issue up to 2,100,000 shares of common stock. Commencing on January 1, 2005 and on each January 1 thereafter during the initial ten-year term of the 2004 Plan, the number of shares of common stock that may be issued pursuant to awards granted under the 2004 Plan is automatically increased by that number of shares equal to the lesser of (1) four percent of the outstanding shares of common stock on such date, (2) 1,000,000 shares or (3) a lesser amount determined by the Company’s board of directors.
     The 2004 Plan replaced the Company’s 2000 equity incentive plan (“2000 Plan”) but all awards outstanding under the 2000 Plan as of the effective date of the 2004 Plan remained outstanding and exercisable pursuant to the terms of the 2000 Plan and the terms of such individual grants, but no additional awards will be granted under the 2000 Plan. On September 28, 2004, the Company filed a Registration Statement on Form S-8 to register with the Securities and Exchange Commission 1,149,999 shares of common stock for the options outstanding under the 2000 Plan and 4,100,000 shares of common stock available for issuance under the 2004 Plan (this number includes 2,000,000 shares of common stock that were estimated to become issuable over the following two years pursuant to the evergreen provision in the 2004 Plan, as described above). The 2004 Plan provides for awards consisting of stock options, restricted stock, stock appreciation rights, performance awards, dividend equivalents, stock payments, restricted stock units and other stock related benefits, or any combination thereof.
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
     Vesting provisions and other terms and conditions are determined by the compensation committee at the time of grant. Options granted under the Plans generally vest over four years. Options generally expire ten years from the date of grant. The Company recorded total unearned stock-based compensation of $826,000 for the period ended December 31, 2005, which consisted of $175,000 based on the intrinsic value at the time of the grants combined with $651,000 related to the options granted to the former owners of Avivo accounted for using the estimated fair value as required by SFAS No. 141, Business Combinations. Unearned stock-based compensation is being amortized over the vesting term using an accelerated graded method in accordance with FIN 28. Amortization of stock-based compensation expense under the Plans of $543,000, $360,000 and $320,000 was recorded during the years ended December 31 2005, 2004 and 2003, respectively.
     With the acquisition of Avivo in May 2005, the Company assumed all of the options then outstanding under the Avivo 1999 Equity Incentive Plan (the “Avivo Plan”), which then became exercisable for approximately 164,000 shares of the Company’s common stock in accordance with the then applicable vesting terms. The options will continue to vest under the terms of the Avivo Plan. These options generally vest over five years and expire ten years from the grant date. The Company does not intend to grant any more options under the Avivo Plan as all grants subsequent to the May 4, 2005 acquisition will be issued under the Company’s Plans. All information below includes the options assumed by the Company under the Avivo Plan.
     Stock option transactions under all plans are summarized as follows:

		Weighted-
		Average
	Options	Exercise
	Outstanding	Prices
Balance at December 31, 2002	1,064,591	$2.73
Granted	362,771	0.84
Exercised	(40,710)	0.84
Forfeited	(297,208)	3.32

Balance at December 31, 2003	1,089,444	2.00
Granted	1,053,321	7.54
Exercised	(406,862)	1.04
Forfeited	(99,241)	4.88

Balance at December 31, 2004	1,636,662	5.62
Granted	1,644,598	11.65
Exercised	(334,713)	2.92
Forfeited	(131,951)	9.31

Balance at December 31, 2005	2,814,596	9.29

Options exercisable at December 31, 2005	552,363	4.68
Options exercisable at December 31, 2004	405,795	3.31
Options exercisable at December 31, 2003	614,314	2.71
     The weighted-average grant-date fair value per share of options granted for the years ended December 31, 2005, 2004 and 2003 was as follows:

	Year Ended December 31,
	2005	2004	2003
Weighted-average fair value:
Options granted below fair value	$8.40	$1.92	$1.40
Options granted above fair value	4.72	0.21	—

	Year Ended December 31,
	2005	2004	2003
Options equal to fair value	5.14	4.37	—
Weighted-average exercise price:
Options granted at or below fair value	11.64	7.59	0.84
Options granted above fair value	12.02	6.74	—
     The following table summarizes information about all options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$ 0.84 — $ 0.84	317,342	6.8	$0.84	210,129	$0.84
1.16 — 4.90	157,285	8.4	2.95	116,508	3.38
5.25 — 5.25	309,752	8.2	5.25	101,642	5.25
8.00 — 8.00	35,263	8.7	8.00	5,278	8.00
8.50 — 8.50	390,714	8.7	8.50	32,811	8.50
8.68 — 11.00	178,925	8.3	10.27	49,434	9.77
11.04 — 11.04	419,000	9.3	11.04	—	—
11.05 — 11.45	76,450	9.3	11.28	551	11.45
11.53 — 11.53	447,465	9.0	11.53	—	—
$11.58 — $30.80	482,400	9.1	15.97	36,010	18.08
     During the period between January 1, 2003 and December 31, 2005, the Company granted stock options and restricted stock awards with exercise prices as follows:

				Weighted
		Weighted	Weighted	Average
	Number	Average	Average Fair	Intrinsic
	of Shares	Exercise	Value Per	Value Per
Grants Made During Quarter Ended	Granted	Price	Share	Share
March 31, 2003	57,142	$0.84	$1.18	$0.34
June 30, 2003	800,527	0.24	1.47	1.23
September 30, 2003	224,142	0.25	2.38	2.13
December 31, 2003	10,569	0.84	3.84	3.00
March 31, 2004	262,926	5.16	5.55	0.39
June 30, 2004	181,421	5.51	7.98	2.47
September 30, 2004	451,143	8.49	8.45	—
December 31, 2004	157,831	11.13	11.13	—
March 31, 2005	540,114	11.52	11.58	0.06
June 30, 2005	789,684	9.50	11.22	1.72
September 30, 2005	184,750	16.27	16.46	0.19
December 31, 2005	130,050	18.64	18.64	—
     The intrinsic value per share, which is the difference between the fair value per share and the exercise price, is being recognized as compensation expense over the applicable vesting period. The fair value of common stock was determined on a retrospective basis for all grants prior to the Company’s initial public offering on October 1, 2004.
7. Qualified Retirement Plan
     The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan at its sole discretion. Beginning in 2005 the Company initiated a 50% match of up to 4% of the employee’s contributions. Subsequent to year-end, that amount was increased to a 50% match of up to 5% of the employee’s contributions effective January 1, 2006. Total 401(k) match cost to the Company was $185,000 for the year ended December 31, 2005.

8. Commitments and Contingencies
     The Company leases its office facilities and office equipment under non-cancelable operating lease arrangements that expire on various dates through January 2013 and, with respect to the office leases, contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $1.3 million, $871,000 and $1.0 million during 2005, 2004 and 2003, respectively. Rent expense for the year ended December 31, 2005, 2004 and 2003 was net of sublease income of $768,000, $744,000 and $720,000, respectively.
     From time to time, the Company is subject to various legal proceedings in the ordinary course of its business. The Company investigates these claims as they arise. See Note 10 for a discussion of certain litigation that was filed in February 2006.
     Future minimum lease payments and sublease income under non-cancelable operating lease arrangements are as follows at December 31, 2005 (in thousands):

	Gross	Sublease	Net
	Payments	Income	Payments
Year ending December 31,
2006	$1,591	$725	$866
2007	1,807	61	1,746
2008	1,839	—	1,839
2009	1,891	—	1,891
2010+	6,110	—	6,110

	$13,238	$786	$12,452

9. Income Taxes
     The components of the (benefit from) provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current
Federal	$64	$25	$—
State	56	2	2
Foreign	204	21	68

	324	48	70

Deferred
Federal	(2,997)	—	—
State	(438)	—	—
Foreign	38	(2)	(101)

	(3,397)	(2)	(101)

	$(3,073)	$46	$(31)

     Deferred tax assets and liabilities are comprised of the following (in thousands):

	2005	2004	2003
Deferred tax assets
Accrued bonuses and vacation	$250	$96	$159
Allowance for doubtful accounts	95	108	211
Stock-based compensation related to nonstatutory stock options	1,111	925	594
Capitalized legal, net of amortization	—	—	26
Depreciation and amortization	308	152	433
Federal net operating loss carryforward	10,078	4,336	4,759
State net operating loss carryforward	1,030	341	432

	2005	2004	2003
Other	75	239	158

	12,947	6,197	6,772

Deferred tax liabilities
Other identified intangibles	(2,764)	—	—
Capitalized software and website development costs	(510)	(83)	(42)

	(3,274)	6,114	6,730
Valuation allowance	—	(6,077)	(6,629)

	$9,673	$37	$101

     At December 31, 2005, the Company had federal net operating loss carryforwards of approximately $30.1 million and state net operating loss carryforwards of approximately $18.0 million, which are available to offset future taxable income. The federal net operating loss carryforwards will begin to expire in 2020. The state net operating loss carryforwards will begin to expire in 2006.
     In 2005, net deferred tax assets, before valuation allowance, increased approximately $3.3 million primarily due to the recognition of approximately $4.6 million of net deferred tax assets in connection with the acquisition of Avivo during May 2005. Avivo’s net deferred tax assets primarily represent net operating loss carryforwards that will be limited in use on an annual basis pursuant to Internal Revenue Code Section 382 (“Section 382”). The Company’s net deferred tax assets also consist of accumulated net operating losses which are also subject to Section 382 as a result of prior ownership changes. The combined deferred tax assets represent the amounts expected to be realized before expiration.
     The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more-likely-than-not that its net deferred tax assets will ultimately be recovered and, accordingly, the Company released its valuation allowance in the year ended December 31, 2005.
     A reconciliation of the income tax (benefit) expense computed using the U.S. federal statutory tax rate (34%) and the Company’s provision for income taxes follows (in thousands):

	2005	2004	2003
Computed expected federal tax expense	$2,208	$611	$(666)
State taxes, net of federal benefit	391	139	15
Stock-based compensation expense	(13)	(30)	23
Alternative minimum tax	—	11	—
Other	215	58	3
Valuation allowance	(5,874)	(743)	594

	$(3,073)	$46	$(31)

10. Subsequent Events
Acquisition
     On February 1, 2006, the Company, VS Acquisition, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company (“Merger Sub”), Visual Sciences, LLC, a Delaware limited liability company (“Visual Sciences”), and Ned Scherer, as the Member Representative (the “Member Representative”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Visual Sciences merged with and into Merger Sub (the “Merger”) on February 1, 2006. As a result of the Merger and pursuant to the terms of the Merger Agreement, Merger Sub changed its name to Visual Sciences, LLC and the Visual Sciences’ business is now operated as a wholly owned subsidiary of the Company (the “Surviving Company”).

     Under the terms of the Merger Agreement, in exchange for all outstanding units of membership interest (the “Units”) and options to purchase Units of Visual Sciences, the Company has agreed to issue 568,512 shares of common stock (the “Escrowed Common Stock”), warrants to purchase 1,082,923 shares of the Company’s common stock (the “Warrants”), which expire on August 1, 2007 and have an exercise price of $18.4685 per share, and senior notes in an aggregate principal amount of $20,000,000 (the “Senior Notes”), and to pay $22,000,000 in cash. The total value of the consideration payable to the former holders of interest in Visual Sciences is approximately $57.3 million based on the closing price of the Company’s common stock on the trading day prior to the closing of the transaction. The Company has also granted, pursuant to its existing equity incentive plan, 189,507 shares of restricted common stock to certain employees of Visual Sciences, which vest on January 30, 2007. In addition, the Company granted non-qualified stock options to purchase 350,000 shares of the Company’s common stock to certain Visual Sciences employees after the closing of the Merger (the “Closing”) at fair market value on the date of grant, which vest over four years following the Closing as follows: 25% of the options vest on the first anniversary of the date of grant and the remaining 75% of the options vest in 36 equal monthly installments over the following three years.
     In accordance with the terms of the Merger Agreement and the Escrow Agreement (the “Escrow Agreement”) entered into by and among the Company, the Member Representative and U.S. Stock Transfer Corporation, as Depository Agent, the Escrowed Common Stock will be held in escrow until April 1, 2007 to satisfy possible indemnification claims made by the Company against Visual Sciences. In addition, in the event that Visual Sciences does not have at least $2,000,000 of cash and cash equivalents on hand as of the Closing, then the Company may seek recourse against the Escrowed Common Stock for any such deficiency.
     The Senior Notes mature on August 1, 2007. The Senior Notes accrue interest at a rate of 4% per annum payable at maturity or on certain earlier repayment or prepayment dates. The Senior Notes are subject to mandatory repayment, on demand, at any time after April 1, 2007 or upon certain underwritten public offerings of the Company’s common stock and must be repaid if the Company incurs indebtedness that ranks senior or pari passu with the priority of payment attributable to the indebtedness represented by the Senior Notes, subject to certain exceptions for permitted indebtedness under the Senior Notes. The Company has the right to prepay the Senior Notes at any time without premium or penalty.
Litigation
     On February 3, 2006, NetRatings, Inc., an internet media and market research company, filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The suit alleges willful infringement of United States Patent Nos. 5,675,510, 6,108,637, 6,115,680, 6,138,155, 6,763,386. In the complaint, NetRatings seeks a preliminary and permanent injunction, unspecified monetary damages (compensatory and enhanced), and recovery of its attorneys’ fees and costs. The Company’s answer to the complaint is due on March 24, 2006. Although there can be no assurance that an unfavorable outcome in this matter would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims made by NetRatings are without merit and intends to vigorously defend the action. No trial date is currently set for this case.
     On February 22, 2006, the Company filed a complaint in the United States District Court for the Southern District of California charging NetRatings with willful infringement of United States Patent No. 6,393,479. The complaint seeks a permanent injunction against continued infringement as well as unspecified monetary damages (compensatory and enhanced) and recovery of the Company’s attorneys’ fees and costs. Given the nature of patent litigation, at the present time the Company is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified. NetRatings’ answer to the Company’s complaint is due on April 14, 2006. No trial date is currently set for this case.

Index to Exhibits

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger dated as of February 8, 2005 by and among the Registrant, WSSI Acquisition Company, Avivo Corporation and Charles M. Linehan, as the Holder Representative.

2.2(2)	Agreement and Plan of Merger dated as of February 1, 2006 by and among the Registrant, VS Acquisition, LLC, Visual Sciences, LLC and Ned Scherer, as the Holder Representative.

3.1(3)	Amended and Restated Certificate of Incorporation.

3.2(3)	Amended and Restated Bylaws.

4.1(3)	Form of Common Stock Certificate.

4.2(2)	Second Amended and Restated Registration Rights Agreement dated as of February 1, 2006 by and among the Registrant and certain investors set forth therein.

4.3(3) +	Warrant to Purchase Series D Convertible Preferred Stock dated April 1, 2003 by and between the Registrant and Jeffrey W. Lunsford.

4.4	Warrant to Purchase Common Stock dated as of November 21, 2005 and issued by the Registrant in favor of Starsoft Development Labs, Inc.

4.5(2)	Form of Warrant to Purchase Common Stock dated as of February 1, 2006 and issued by the Registrant in favor of the former holders of units of membership interest in Visual Sciences, LLC.

10.1(3) +	Amended and Restated 2000 Equity Incentive Plan.

10.2(4) +	2004 Equity Incentive Award Plan and Form of Option Grant Agreement.

10.3(5) +	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement.

10.4(3) +	Common Stock Purchase Agreement dated as of April 1, 2003 by and between the Registrant and Jeffrey W. Lunsford.

10.5(3) +	Amended and Restated Employment Agreement dated as of July 21, 2004 by and between the Registrant and Jeffrey W. Lunsford.

10.6(6) +	Offer Letter dated as of January 26, 2006 by and between the Registrant and Claire Long.

10.7(3) +	Offer Letter dated as of May 15, 2003 by and between the Registrant and Rand Schulman.

10.8 +	Offer Letter dated as of November 21, 2005 by and between the Registrant and Andrew S. Greenhalgh.

10.9(3) +	Offer Letter dated as of February 12, 2003 by and between the Registrant and Christopher Reid.

10.10(3) +	Employment Agreement dated as of July 1, 2000 by and between WebSideStory Holding B.V. and Daniel Guilloux.

Exhibit
Number	Description
10.11(3) +	Amendment to Employment Agreement dated as of November 15, 2002 by and between WebSideStory Holding B.V. and Daniel Guilloux.

10.12 +	Amended and Restated Employment Agreement dated as of February 1, 2006 by and between Visual Sciences, LLC and James W. MacIntyre, IV.

10.13 +	Amended and Restated Employment Agreement dated as of February 1, 2006 by and between Visual Sciences, LLC and David R. Scherer.

10.14(3) +	Form of Indemnification Agreement by and between the Registrant and the persons listed on Schedule A thereto.

10.15(3) +	Form of Change in Control Agreement between the Registrant and the persons listed on Schedule A thereto.

10.16(6) +	Change in Control Agreement dated as of January 18, 2006 by and between the Registrant and Claire Long.

10.17	Master Service Agreement dated as of August 10, 2005 by and between the Registrant and Level 3 Communications, LLC.

10.18	Addendum to Master Service Agreement dated as of September 22, 2005 by and between the Registrant and Level 3 Communications, LLC.

10.19(3)	Office Lease dated as of August 23, 1999 by and between the Registrant and LNR Seaview, Inc.

10.20(3)	First Amendment to Office Lease dated as of July 3, 2001 by and between the Registrant and LNR Seaview, Inc.

10.21	Second Amendment to Office Lease dated as of December 7, 2005 by and between the Registrant and Seaview PFG, LLC (as assignee of LNR Seaview, Inc.)

10.22(3)	Sublease dated as of July 3, 2001 by and between the Registrant and RF Magic, Inc.

10.23(3)	Amendment to Sublease dated as of September 10, 2003 by and between the Registrant and RF Magic, Inc.

10.24(3)	Sublease dated as of July 6, 2001 by and between the Registrant and Avexus, Inc.

10.25(3)	Addendum to Sublease dated as of April 18, 2002 by and between the Registrant and Avexus, Inc.

10.26(3) †	Revised Master Service Agreement dated as of August 29, 2003 by and among the Registrant, Buena Vista Internet Group, ESPN Internet Ventures, ABCNews Internet Ventures, Infoseek Corporation, ABC Multimedia, Inc. and Walt Disney Parks & Resorts Online.

10.27(3) †	Amendment to Revised Master Service Agreement dated as of March 31, 2004 by and among the Registrant, Buena Vista Internet Group, ESPN Internet Ventures, ABCNews Internet Ventures, Infoseek Corporation, ABC Multimedia, Inc. and Walt Disney Parks & Resorts Online.

Exhibit
Number	Description
10.28(3) †	Patent Cross-License Agreement dated December 12, 2003 by and between the Registrant and NetIQ Corporation.

10.29(3) †	Salesforce.com JoinForces Product Alliance Program Agreement dated as of May 21, 2004 by and between the Registrant and Salesforce.com, Inc.

10.30(2)	Form of Senior Note dated as of February 1, 2006 and issued by the Registrant in favor of the former holders of units of membership interest in Visual Sciences, LLC.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 10, 2005.

(2)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 7, 2006.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 333-115916) filed with the Securities and Exchange Commission on May 27, 2004.

(4)	Incorporated by reference to the Registration Statement on Form S-8 of the Registrant (Registration No. 333-119350) filed with the Securities and Exchange Commission on September 28, 2004.

(5)	Incorporated by reference to the Registration Statement on Form S-8 of the Registrant (Registration No. 333-124754) filed with the Securities and Exchange Commission on May 10, 2005.

(6)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on January 24, 2006.

†	WebSideStory, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of WebSideStory, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.