Form 10-Q
period 2006-03-31
WEBSIDESTORY INC
filed 2006-05-10
CIK 1091158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☑  No
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 1, 2006 was 19,809,978.

WEBSIDESTORY, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WEBSIDESTORY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
	Unaudited	Unaudited
Assets
Current assets
Cash and cash equivalents	$6,619	$19,968
Investments	7,735	11,712
Accounts receivable, net	10,378	7,842
Deferred tax assets	1,012	507
Prepaid expenses and other current assets	2,721	2,304

Total current assets	28,465	42,333
Property and equipment, net	4,617	2,532
Investments	1,294	3,276
Goodwill	46,233	21,286
Intangible assets, net	24,366	6,901
Deferred tax assets	9,852	9,166
Other assets	2,404	2,249

	$117,231	$87,743

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,783	$877
Accrued liabilities	4,032	3,880
Deferred revenue	15,769	12,801
Capital lease short term	77	83

Total current liabilities	21,661	17,641
Capital lease long term	75	90
Notes payable	18,911	—
Other liabilities	196	196

Total liabilities	40,843	17,927

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 18,462,336 and 18,401,180 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	18	18
Additional paid in capital	122,672	114,934
Unearned stock-based compensation	(96)	(630)
Accumulated other comprehensive income	145	103
Accumulated deficit	(46,351)	(44,609)

Total stockholders’ equity	76,388	69,816

	$117,231	$87,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WEBSIDESTORY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three months ended
	March 31,	March 31,
	2006	2005
	Unaudited	Unaudited
Revenues
Subscription, hosting and support	$11,768	$6,901
License	251	—
Professional services	759	45
Advertising	665	11

Total revenues	13,443	6,957

Cost of revenues*
Cost of revenue	3,136	1,007
Amortization of intangibles	502	—

Total cost of revenues	3,638	1,007

Gross profit	9,805	5,950

Operating expenses*
Sales and marketing	5,938	2,968
Technology development	2,672	752
General and administrative	2,693	1,284
Amortization of intangibles	713	—

Total operating expenses	12,016	5,004

(Loss) income from operations	(2,211)	946

Interest expense	(307)	(9)
Interest income	157	183

(Loss) income before provision for income taxes	(2,361)	1,120

(Benefit from) provision for income taxes	(606)	53

(Loss) income before cumulative effect of a change in accounting principle	(1,755)	1,067

Cumulative effect of change in accounting principle (net of tax)	13	—

Net (loss) income	$(1,742)	$1,067

(Loss) income per share before cumulative effect of a change in accounting principle:
Basic	$(0.09)	$0.07
Diluted	$(0.09)	$0.06

Cumulative effect of change in accounting principle per share:
Basic	$—	$—
Diluted	$—	$—

Net income (loss) per share:
Basic	$(0.09)	$0.07
Diluted	$(0.09)	$0.06

Weighted average number of shares used in per share amounts:
Basic	18,405,000	15,446,842
Diluted	18,405,000	16,921,915

(*) Stock-based compensation
Cost of revenues	$411	$2
Sales and marketing	786	34
Technology development	550	2
General and administrative	488	144

	$2,235	$182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WEBSIDESTORY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	March 31,	March 31,
	2006	2005
	Unaudited	Unaudited
Cash flows from operating activities
Net (loss) income	$(1,742)	$1,067
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,873	288
Bad debt provision	—	9
Stock-based compensation	2,230	182
Loss on sale of securities	35	—
Windfall tax benefits from stock options exercised	(176)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(712)	(233)
Prepaid expenses and other assets	(788)	(895)
Accounts payable and accrued liabilities	(1,165)	572
Deferred revenue	1,664	171
Deferred rent	9	(7)
Other liabilities	(8)	(20)

Net cash provided by operating activities	1,220	1,134

Cash flows from investing activities
Purchase of investments	(3,677)	(1,930)
Sales of investments	7,077	—
Maturities of investments	2,548	3,111
Purchase of property and equipment	(954)	(269)
Acquisition, net of cash acquired	(20,186)	—

Net cash (used in) provided by investing activities	(15,192)	912

Cash flows from financing activities
Exercise of stock options	445	53
Windfall tax benefits from stock options exercised	176	—
Payments on capital lease	(21)	(5)
Payments on note payable	—	(7)

Net cash provided by financing activities	600	41

Effect of exchange rate changes on cash	23	(75)

Net (decrease) increase in cash and cash equivalents	(13,349)	2,012

Cash and cash equivalents at beginning of period	19,968	5,710

Cash and cash equivalents at end of period	$6,619	$7,722

Supplemental schedule of non-cash investing and financing activities:
Cash paid for business combination, net of cash acquired	$20,186	$—
Fair value of debt	18,740	—
Fair value of warrant	5,391	—
Liabilities assumed	3,472	—

Total fair value of assets acquired in business combination	$47,789	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WebSideStory, Inc.
Notes to Unaudited Condensed
Consolidated Financial Statements
(Unaudited)
1. The Company
Nature of Business
     WebSideStory, Inc. (together with its subsidiaries, the “Company”) was founded and commenced operations in September 1996 and is a provider of on-demand and in-house digital marketing and customer analysis solutions. The Company’s services are divided into the Active Marketing Suite and the Visual Sciences Suite. The Active Marketing Suite consists of products to build and optimize a company’s online presence such as web analytics, website search, web content management, and keyword bid management. The Visual Sciences Suite, which was obtained through the merger with Visual Sciences, LLC on February 1, 2006, consists of products that analyze customer interactions and data across a company’s business, such as web, call center and messaging analytics. Customers use the Company’s Active Marketing Suite of services to better understand how Internet users respond to website design and content, online marketing and e-commerce offerings and to manage the content of their web pages and make them searchable. Customers use the Visual Sciences Suite of services to analyze and understand customer interaction across multiple delivery channels. Delivery of the Active Marketing Suite services occurs on demand over the Internet using secure, proprietary and scalable applications and system architectures. Contracts for subscription services typically range in duration from one to three years. Delivery of the Visual Sciences Suite services occurs either in-house by installation of licensed software on a customer’s hardware or on-demand over the Internet using secure, proprietary and scalable applications and system architectures. Post-contract support and professional services are sold in addition to the licenses. Contracts for hosting services generally range from six months to two years.
     On February 1, 2006, the Company merged with Visual Sciences, LLC (“Visual Sciences”), a provider of streaming data analysis and visualization software and services. The accompanying financial statements include the results of Visual Sciences from that date forward.
     The majority of the Company’s operations are conducted in the United States. In order to pursue the sale of its products and services in international markets, the Company established wholly owned subsidiaries in France (February 2000), the Netherlands (August 2000) and the United Kingdom (April 2003).
      In connection with the merger of Visual Sciences (Note 3), the Company issued senior notes in an aggregate principal amount of $20 million that mature on August 1, 2007, or become payable on demand on April 1, 2007 or upon certain underwritten public offerings of the Company’s common stock and must be repaid if the Company incurs indebtedness that ranks senior or pari passu with the priority of payment attributable to the indebtedness represented by the Senior Notes, subject to certain exceptions for permitted indebtedness under the Senior Notes. In addition, the Company used $22 million in cash to pay a portion of the Visual Sciences purchase price. Management believes the Company may need to raise additional debt or equity financing to pay the senior notes when they become due; however, there can be no assurances that the required level of capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to current shareholders.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of March 31, 2006 and December 31, 2005, the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005, the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 and the related notes to the condensed consolidated financial statements are unaudited. These condensed statements and the related condensed notes should be read in conjunction with the audited consolidated financial statements and related notes together with management’s discussion and analysis of financial position and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
     In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s 2005 annual report on Form 10-K and include all adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2006, its results of operations for the three months ended March 31, 2006 and 2005 and its cash flows for the three months ended March 31, 2006 and 2005. The December 31, 2005 condensed consolidated balance sheet has been derived from the audited financial statements included in the annual report on Form 10-K for the year ended December 31, 2005, but does not necessarily include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2006 include the results of operations of Visual Sciences commencing on February 1, 2006. All intercompany balances and transactions have been eliminated. The financial results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.
     Certain reclassifications have been made to conform prior period amounts and disclosures to current period presentation.

WebSideStory, Inc.
Notes to Unaudited Condensed
Consolidated Financial Statements
(Unaudited)
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
Revenue Recognition
     The Company derives its revenue from the sale of products and services that it classifies into the following four categories: (1) subscription, hosting and support, (2) license, (3) professional services and (4) advertising. The Company sells its services and licenses its products through its direct sales force. The Company utilizes written contracts as the means to establish the terms and conditions upon which its products and services are sold to customers.
     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and related interpretations, SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 — Revenue Recognition. For arrangements outside the scope of SOP 97-2, the Company evaluates if multiple elements can be accounted for separately in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.
     Subscription, Hosting and Support Revenue
     Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer as described below; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the fees is probable.
     The Company begins revenue recognition for services based on the following:
•	Revenue recognition for subscription services begins when the customer has been given access to the service.

•	Revenue recognition for post contract support services begins upon acceptance of the software. For contracts without acceptance provisions, revenue recognition for post contract support begins upon completion of initial installation and/or training when these services are determined to be essential to the functionality of the software.
     Subscription and hosting revenues are recognized over the term of the related service periods, which range from 6 months to 2 years. Upfront fees from hosting arrangements are recognized over the estimated customer relationship period. The Company warrants certain levels of uptime reliability under subscription arrangements and permits its customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. The Company has rarely provided any such credits or termination rights. Subscription and hosting revenues that are invoiced and paid in advance of delivery of the service are recorded as deferred revenue.
     All software license arrangements include post contract support services, which is recognized ratably over the term of the post contract service period, typically one year. Post contract support services provides customers with rights to when and if available updates, maintenance releases and patches released during the term of the support period.
     License Revenue
     The Company derives its license revenue from selling perpetual software licenses to its customers. The Company does not provide custom software development services or create tailored products to sell to specific customers. Pricing is based on a standard price list with volume and marketing related discounts. The perpetual software licenses are sold with the first year of post-contract services and initial installation and training. As such, the combination of these products and services represent a “multiple-element” arrangement for revenue recognition purposes.
     For contracts with multiple elements the Company recognizes revenue using the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met. If evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is recognized when evidence of fair value is determined or when all elements of the arrangement are delivered. Vendor specific objective evidence (“VSOE”) for post-contract services is based on the stated renewal rate in the contract if that rate is substantive.
     Revenue for perpetual software licenses are recognized when all of the following occur:
1.	Persuasive evidence of an arrangement exists, which consists of a written contract signed by both the customer and the Company.

2.	Delivery has occurred, which is after acceptance of the software, or for contracts without acceptance provisions, delivery occurs after completion of initial installation and/or training when those services are determined to be essential to the functionality of the software.

3.	The fee is fixed or determinable, which is when the Company has a signed contract that states the agreed upon fee for its products and/or services and specifies the related terms and conditions that govern that arrangement.

4.	Collection is probable as determined by the payment history of the customer and the customer’s financial position.
     Professional Services Revenue
     VSOE of fair value for professional consulting and training services is determined by reference to the Company’s established pricing and discounting practices for these services when sold separately. Revenue is derived primarily from time and material based contracts and is recognized as time is incurred.
     Advertising Revenue
     Advertising revenue is recognized based on actual delivery of advertisements over the period in which the related advertisements are displayed.
Internal-use Software and Website Development Costs
     The Company capitalizes qualifying software and website development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are incurred during the application development stage, and amortized over their estimated useful lives. The Company capitalized $199,000 and $337,000 during the three months ended March 31, 2006 and 2005, respectively. The amounts capitalized in 2006 relate to software applications that will be used to support the Company’s keyword bid management tool expected to be released in the second quarter of 2006. Capitalized software and website development costs are included in other assets in the accompanying condensed consolidated balance sheets. Amortization expense totaled $56,000 and $33,000 during the three months ended March 31, 2006 and 2005, respectively.
Software Development Costs
     Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” until the product is available for general release. Because our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of March 31, 2006.
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
     The Company’s accounts receivable and net revenue are derived from a large number of customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. At March 31, 2006 and December 31, 2005, the allowance for potential credit losses was $365,000.
     Substantially all of the advertising revenue for the three months ended March 31, 2006 were derived from one customer. Advertising revenue from that one customer accounted for approximately 5% of consolidated revenue for the three months ended March 31, 2006. The Company had no revenue generated from a single customer that accounted for more than 10% of revenue for the three months ended March 31, 2006 or 2005.
     As of March 31, 2006 and December 31, 2005, assets located outside the United States were 7% and 8% of total assets, respectively. Revenue for the three months ended March 31, 2006 and 2005, by subsidiary geographic region were as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2006	2005
United States	$11,733	$5,668
Europe	1,710	1,289

	$13,443	$6,957

WebSideStory, Inc.
Notes to Unaudited Condensed
Consolidated Financial Statements
(Unaudited)
Comprehensive Income
     Comprehensive income consists of accumulated other comprehensive (loss) income and net (loss) income. Accumulated other comprehensive (loss) income includes certain changes in equity that are excluded from net (loss) income. Total comprehensive (loss) income consists of the following (in thousands):

	Three months ended
	March 31,	March 31,
	2006	2005
Comprehensive (loss) income
Net (loss) income	$(1,742)	$1,067

Other comprehensive (loss) income, net of tax
Unrealized loss on available-for-sale securities	$(99)	$—
Foreign currency adjustment	130	31

Total other comprehensive (loss) income, net of tax	31	31
	$(1,711)	$1,098

Cost of Revenues
      The Company’s cost of revenues primarily consists of internet connectivity costs, colocation facility charges, depreciation on network infrastructure and personnel associated with the Company’s professional services as well as network operations. A substantial portion of these costs are related to the subscription, hosting and support revenue line item in the condensed consolidated statement of operations.
Accounting for Stock-Based Compensation
     On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and amends SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”). SFAS No. 123R requires companies to recognize in the income statement the estimated fair value of stock-based compensation.
     The Company previously accounted for its stock-based compensation using the intrinsic value method as defined in APB Opinion No. 25 and accordingly, prior to January 1, 2006, compensation expense for stock options was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company used the modified prospective transition method to adopt the provisions of SFAS No. 123R. Under this method, unvested awards at the date of adoption will be amortized based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, with the exception of options granted prior to the Company’s initial public offering (“pre-IPO awards”). The pre-IPO awards will continue to be amortized based on the grant date intrinsic value in accordance with APB Opinion No. 25. Awards that are granted or modified after the date of adoption will be measured and accounted for in accordance with SFAS No. 123R. Based upon the Company’s analysis of the requirements of SFAS No. 123R, the Company reclassified its unamortized deferred compensation related to the issuance of unvested common stock awards that was reported in the equity section of the balance sheet to additional paid-in capital.
     As a result of the adoption of SFAS No. 123R, the Company’s loss from continuing operations and loss before income taxes were each approximately $1.5 million higher, net loss was approximately $870,000 higher, net cash provided by operating activities was approximately $176,000 lower and net cash provided by financing activities was approximately $176,000 higher for the quarter ended March 31, 2006 than under the Company’s previous accounting method for stock-based compensation. Basic and diluted net loss per common share for the quarter ended March 31, 2006 were both increased by $0.05. In periods prior to the adoption of SFAS No. 123R, the Company did not present the pro forma effects of capitalizing certain stock-based compensation costs on the balance sheet. However, in accordance with SFAS No. 123R, the Company has capitalized approximately $16,000 of internal-use software development costs in the three months ended March 31, 2006.
     Prior to the adoption of SFAS No. 123R, benefits of expected tax deductions in excess of recognized compensation costs (“windfall benefits”) were reported as operating activity cash flows. SFAS No. 123R amended SFAS No. 95 and requires that such windfall benefits be recorded as a financing activity cash inflow. As a result, the Company has shown the windfall tax benefit amount of $176,000 in the cash flows from financing activities section of the statement of cash flows with a corresponding reduction in the cash flows from operating activities section.
     Under SFAS No. 123, the Company previously followed an accounting policy of recognizing forfeitures as they occurred. SFAS No. 123R requires that compensation cost be recorded only for the awards that are expected to be earned and therefore an estimate of expected forfeitures must be used. As part of the implementation of SFAS No. 123R, the Company has estimated expected forfeitures to occur at a rate of 7%, based upon its history and experience and expectations for the future. Total stock-based compensation expense has been recorded net of expected forfeitures. The Company has also applied this estimated forfeiture rate to adjust stock-based compensation expense recognized in prior periods for awards not expected to vest. This adjustment, totaling approximately $13,000 net of taxes, has been presented as a cumulative effect of a change in accounting principle.

WebSideStory, Inc.
Notes to Unaudited Condensed
Consolidated Financial Statements
(Unaudited)
     The Company has elected to adopt the alternative transition method provided in FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.
     The following table presents the stock-based compensation expense included in our cost of revenue, sales and marketing, technology, and general and administrative expenses for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Cost of revenues	$411	$2
Sales and marketing	786	34
Technology	550	2
General and administrative	488	144

Stock-based compensation expense before taxes	2,235	182
Related income tax benefits	(886)	—
Cumulative effect of a change in accounting principle, net of tax	(13)	—

Stock-based compensation expense net of taxes	$1,336	$182

     The fair value of each stock-based compensation award granted during the three months ended March 31, 2006 was estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) with the following weighted average assumptions:

Three
Months
Ended March
31, 2006
Risk-free interest rate	4.38%
Expected volatility	47.00%
Expected life (in years)	3.9
Dividend yield	0.00%
     The risk-free interest rate is based on the currently available rate on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option converted into a continuously compounded rate. The expected volatility of stock options is based on an average of historical volatility of a peer group of companies comparable to the Company. The expected life of the Company’s options is based on an average of expected option terms disclosed by a peer group of companies comparable to the Company. The dividend yield reflects the fact that the Company has never declared or paid any cash dividends and does not currently anticipate paying cash dividends in the future.
     Prior to adopting the provisions of SFAS No. 123R, the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion No. 25. Had compensation expense for employee stock options been determined based on the fair value of the options on the date of grant, using the assumptions discussed below for the three months ended March 31, 2005, the Company’s net income would have been as follows (in thousands, except per share data):

WebSideStory, Inc.
Notes to Unaudited Condensed
Consolidated Financial Statements
(Unaudited)

	Three Months
	Ended March
	31, 2005
Net income attributable to common stockholders — as reported	$1,067
Add: Stock-based employee compensation as reported in the statements of operations	182
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(680	)(1)

Pro forma net income attributable to common stockholders	$569

Net income per share attributable to common stockholders
basic — as reported	$0.07
diluted — as reported	$0.06

basic — pro forma	$0.04	(1)
diluted — pro forma	$0.03	(1)

(1)	The Company has revised its computation of the total stock-based employee compensation expense.
     The pro forma effects of estimated stock-based compensation expense on net income and earnings per share for the three months ended March 31, 2005 were estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Three
Months
Ended March
31, 2005
Risk-free interest rate	3.42%
Expected volatility	54.09%
Expected life (in years)	3.5
Dividend yield	0.00%
     The risk-free interest rate is based on the currently available rate on a U.S Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The expected volatility of stock options is based on the historical volatility of the Company. The expected life of the Company’s options is estimated based on historical exercise patterns of the Company. The dividend yield reflects the fact that the Company has never declared or paid any cash dividends and does not currently anticipate paying cash dividends in the future.
     Stock-Based Plans
     The Company adopted the 2004 Equity Incentive Award Plan (“2004 Plan”) effective on September 28, 2004. The 2004 Plan authorized the Company to initially issue up to 2,100,000 shares of common stock. Commencing on January 1, 2005 and on each January 1 thereafter during the ten-year term of the 2004 Plan, the number of shares of common stock that may be issued pursuant to awards granted under the 2004 Plan is automatically increased by that number of shares equal to the lesser of (1) four percent of the outstanding shares of common stock on such date, (2) 1,000,000 shares or (3) a lesser amount determined by the Company’s board of directors.
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

WebSideStory, Inc.
Notes to Unaudited Condensed
Consolidated Financial Statements
(Unaudited)
     In the event of a change of control, as defined in the 2004 Plan and 2000 Plan (collectively, the “Plans”) where the acquirer does not assume or replace awards granted under the Plans, such awards that are held by participants whose employment or service with the Company has not terminated will be subject to accelerated vesting such that 100% of such awards will become vested and exercisable or payable, as applicable.
     The Company’s stock-based award plans provide for the grant of options and restricted (nonvested) stock awards to selected employees and directors of, and consultants to, the Company to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of grant. Vesting provisions and other terms and conditions are determined by the compensation committee at the time of grant. Options granted under the Plans generally vest over four years and restricted stock awards generally vest over one year. Options generally expire seven or ten years from the date of grant and restricted stock awards generally have a contractual term of one year. Stock-based compensation is measured at the grant-date fair value and is being amortized over the vesting term using an accelerated graded method as allowed by SFAS No. 123R. Upon option exercise, the Company issues new shares of stock.
     With the acquisition of Avivo Corporation in May 2005, the Company assumed all of the options then outstanding under the Avivo 1999 Equity Incentive Plan (the “Avivo Plan”), which then became exercisable for approximately 164,000 shares of common stock of the Company in accordance with the vesting terms. The options will continue to vest under the terms of the Avivo Plan. These options generally vest over five years and expire ten years from the grant date. The Company does not intend to grant any options under the Avivo Plan as all grants subsequent to the May 4, 2005 acquisition will be made under the Company’s Plans. All information below includes the options assumed by the Company under the Avivo Plan.
     The Company has recorded approximately $1.6 million of compensation expense relative to stock options for the three months ended March 31, 2006 in accordance with SFAS No. 123R. As of March 31, 2006, there was approximately $12.6 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.64 years. Stock option activity under all plans is summarized as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual Term	Value (in
	Outstanding	Prices	(years)	millions)
Balance at December 31, 2005	2,814,596	$9.29
Granted	1,296,935	18.69
Exercised	(61,156)	7.28
Forfeited	(138,951)	8.82

Balance at March 31, 2006	3,911,424	12.45	8.20	$21.1

Options exercisable at March 31, 2006	698,710	$5.84	7.17	$8.0
     The Company has recorded $576,000 of compensation expense relative to restricted stock awards for the quarter ended March 31, 2006 in accordance with SFAS No. 123R. As of March 31, 2006, there was $2.9 million of total unrecognized compensation costs related to the restricted stock awards. These costs are expected to be recognized over a weighted average period of 0.83 years. Restricted (nonvested) stock activity under all plans is summarized as follows:

		Weighted
		Average
		Remaining
	Restricted Stock	Contractual
	Outstanding	Term (years)
Nonvested shares at December 31, 2005	—
Awarded	199,507
Vested	(1,666)
Forfeited	(2,286)

Nonvested shares at March 31, 2006	195,555	0.83

     The weighted average grant-date estimated fair value of options granted during the three months ended March 31, 2006 was $7.58 per share and the weighted average grant-date estimated fair value of restricted stock awards granted during the three months ended March 31, 2006 was $18.86 per share. The total intrinsic value of options exercised was $578,000 and the total estimated fair value of restricted stock awards vested was $25,000 for the three months ended March 31, 2006.

WebSideStory, Inc.
Notes to Unaudited Condensed
Consolidated Financial Statements
(Unaudited)
     The weighted average estimated grant-date fair value of options granted during the three months ended March 31, 2005 was $11.58 per share. There were no restricted stock awards granted during the three months ended March 31, 2005. The total intrinsic value of options exercised was $108,000 and the total fair value of stock awards vested was zero for the three months ended March 31, 2005.
Net (loss) income per share
     Basic net (loss) income per share was determined by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if options to issue common stock were exercised. In periods in which the inclusion of such instruments was anti-dilutive, the effect of such securities was not given consideration.
     The Company has excluded outstanding stock options and unvested common stock subject to repurchase from the calculation of diluted loss per share for the three months ended March 31, 2006 because such securities are anti-dilutive for that period. The total number of potential common shares excluded from the calculation of diluted loss per share is detailed in the table below:

Three months ended
March 31, 2006
Potential shares excluded from diluted loss per share:
Unvested common stock	324
Options and warrants	1,351,089

1,351,413

     Employee stock options and restricted common stock to purchase approximately 1,219,702 and 66,354 shares of common stock during the three months ended March 31, 2006 and 2005, respectively, were outstanding but not included in the computation of diluted earnings per share, because the option price was greater than the average market price of the common stock, and therefore, the effect on diluted income per share would be anti-dilutive.
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
3. Business Combinations
     Visual Sciences
     On February 1, 2006, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), the Company acquired all of the outstanding units of membership interest (the “Units”) of Visual Sciences, a provider of streaming data analysis and visualization software and services, for approximately $46.1 million in consideration, consisting of approximately $22 million in cash, senior notes with an estimated fair value of $18.7 million (aggregate principal amount of $20.0 million) (the “Senior Notes”) and warrants to purchase 1,082,923 shares of the Company’s common stock with an estimated fair value of approximately $5.4 million. The Company has also granted to certain employees of Visual Sciences 189,507 shares of restricted common stock with an aggregate estimated fair value of $3.6 million and non-qualified stock options to purchase 350,000 shares of common stock with an aggregate estimated fair value of $2.9 million, each of which will be recorded as stock-based compensation over the respective, requisite service periods pursuant to SFAS No. 123R. In addition, the Company has issued 568,512 shares of common stock (the “Escrowed Common Stock”). In addition to the considerations outlined above, the Company also incurred approximately $1.3 million in transaction costs. The acquisition of Visual Sciences allows the Company to offer an in-house, software based, technology platform to measure, collect, integrate, manage, analyze and visualize high volumes of data across multiple channels. Visual Sciences is operated as a wholly owned subsidiary of the Company.

WebSideStory, Inc.
Notes to Unaudited Condensed
Consolidated Financial Statements
(Unaudited)
     The $18.7 million value assigned to the Senior Notes is the calculated fair market value of the notes based on a discount rate of 9.5%. The Senior Notes accrue interest at a rate of 4% per annum and mature on August 1, 2007. The Senior Notes are subject to mandatory repayment, on demand, at any time after April 1, 2007 or upon certain underwritten public offerings of the Company’s common stock and must be repaid if the Company incurs indebtedness that ranks senior or pari passu with the priority of payment attributable to the indebtedness represented by the Senior Notes, subject to certain exceptions for permitted indebtedness under the Senior Notes. The Company has the right to prepay the Senior Notes at any time without premium or penalty.
     The $5.4 million value assigned to the warrants, which were fully vested upon issuance, was calculated using the Black-Scholes valuation model based on, among other things, the average closing price of the Company’s common stock from the period two days before to two days after the public announcement of the merger of $18.92, a warrant exercise price of $18.4685, a term of 1.5 years, volatility of 47% and 1,082,923 shares of the Company’s common stock.
     The Escrowed Common Stock will be held in escrow for a period not to exceed 14 months to secure indemnification obligations of Visual Sciences. Any part of the Escrowed Common Stock paid to the former owners of Visual Sciences will be accounted for as additional purchase price if, and when, such part of the escrow amount is no longer subject to the indemnification obligations under the escrow agreement.
     The purchase price allocation is preliminary and subject to change, primarily related to the values and economic lives assigned to the intangible assets. The Company expects to finalize the purchase price allocation prior to the issuance of its quarterly report on Form 10-Q for the period ending June 30, 2006. The preliminary purchase price has been allocated as follows (in thousands):

February 1, 2006
Cash	$3,083
Accounts receivable	1,792
Prepaids and other current assets	712
Fixed assets	1,616
Other long-term assets	41
Intangible assets	18,680
Goodwill	24,947
Accounts payable and accrued liabilities	(2,210)
Deferred revenues	(1,261)

Purchase price, including transaction costs	$47,400

     The acquired intangible assets and goodwill have been classified in the Visual Sciences Suite reportable segment. The total amount assigned to goodwill is deductible for tax purposes. The weighted average amortization period for the acquired intangible assets is as follows:
•	completed technology of $12.8 million: 5 years
•	customer relationships of $3.9 million: 5 years
•	maintenance contracts of $1.7 million: 10 years
•	trade name of $0.3 million: 3 years
     The merger with Visual Sciences closed on February 1, 2006. Therefore, the Company’s results of operations for the three months ended March 31, 2006 included the results of operations of Visual Sciences beginning February 1, 2006. The following table summarizes unaudited pro forma operating results for the three months ended March 31, 2006 and 2005 as if the Company had completed the merger as of the beginning of each period presented (in thousands, except per share data):

WebSideStory, Inc.
Notes to Unaudited Condensed
Consolidated Financial Statements
(Unaudited)

	Three months ended
	March 31,	March 31,
	2006	2005
Revenues	$14,246	$8,725
(Loss) income before cumulative effect of change in accounting principle	(1,780)	1,652
Net (loss) income	(1,767)	1,652
(Loss) earnings per share — basic	(0.10)	0.11
(Loss) earnings per share — diluted	(0.10)	0.10
     This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the merger occurred as of the beginning of each period presented, nor is it indicative of future financial results.
     Avivo
     As discussed in the annual report on Form 10-K for the year ended December 31, 2005, the Company acquired Avivo Corporation on May 4, 2005. As part of the merger agreement between Avivo and the Company, Avivo’s shareholders have the right to receive an earn-out payment, not to exceed $4.1 million, contingent on achievement of certain revenue objectives by Avivo in the 15-month period following the closing. Because the earn-out payment is contingent on the achievement of specific revenue targets, it will be accounted for as additional purchase price if, and when, it is earned.
     In accordance with the terms of the Merger Agreement and the Escrow Agreement entered into by the Company on May 4, 2005 (the “Escrow Agreement”), approximately $807,000, all of which is included in other assets in the accompanying balance sheets as of March 31, 2006 and December 31, 2005, and approximately 592,000 shares of common stock (together, the “Escrow Amount”) are being held in escrow to secure indemnification obligations of Avivo and possible adjustments to the purchase price conditioned on shortfalls in certain defined revenue goals for Avivo for a period of 15 months from the May 4, 2005 closing. Purchase price adjustments based on revenue shortfalls cannot exceed $6.5 million of the Escrow Amount. At the termination of the 15-month period, up to approximately one-fourth of the original Escrow Amount will be held back for an additional nine months to secure certain indemnification obligations of Avivo. The payment of the Escrow Amount to the shareholders of Avivo is contingent on the outcome of events that cannot be determined at this time. Any part of the Escrow Amount paid to the selling shareholders of Avivo will be accounted for as additional purchase price if, and when, such part of the Escrow Amount is no longer subject to the indemnification obligations under the Escrow Agreement.
4. Debt
     In connection with the merger with Visual Sciences (described in Note 3), the Company issued senior notes in an aggregate principal amount of $20 million to former members of Visual Sciences. The senior notes accrue interest at a rate of 4% per annum and mature on August 1, 2007. Interest on the notes is payable at maturity or on certain earlier repayment or prepayment dates. The senior notes are subject to mandatory repayment, on demand, at any time after April 1, 2007 or upon certain underwritten public offerings of the Company’s common stock and must be repaid if the Company incurs indebtedness that ranks senior or pari passu with the priority of payment attributable to the indebtedness represented by the senior notes, subject to certain exceptions for permitted indebtedness under the senior notes. The Company has the right to prepay, in whole or in part, at any time without penalty, the outstanding principal amount of these senior notes and all accrued interest thereon.
     The Company has recorded imputed interest on the senior notes based on an effective interest rate of 9.5%. The discount of $1.3 million is being amortized, using the effective interest method, over the period ending April 1, 2007, which is the date on which the senior notes become payable upon demand. Total discount amortization of $171,000 was recorded as interest expense during the three months ended March 31, 2006. Total interest expense recorded, including the discount amortization, was $298,000 during the three months ended March 31, 2006.

WebSideStory, Inc.
Notes to Unaudited Condensed
Consolidated Financial Statements
(Unaudited)
5. Composition of Certain Balance Sheet Captions
Property and Equipment
     The following table sets forth the components of property and equipment, net (in thousands):

	March 31,	December 31,
	2006	2005
Property and equipment, net
Computers and office equipment	$8,446	$5,252
Furniture and fixtures	1,160	1,025
Leasehold improvements	255	369

	9,861	6,646
Accumulated depreciation and amortization	(5,244)	(4,114)

	$4,617	$2,532

     The Company leases certain computer and office equipment under capital leases. Included within property and equipment was $121,000 of such equipment as of March 31, 2006 and December 31, 2005. Accumulated amortization relating to certain computer and office equipment under capital leases totaled $32,000 and $26,000 at March 31, 2006 and December 31, 2005, respectively.
Investments
     Short-term and long-term investments consist of the following (in thousands):

	Short-term		Long-term
	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005
Investments
Available for sale
Certificates of deposit	$2,088	$3,418	—	$755
Mortgage backed securities	4,741	3,983	$1,294	2,521
Federal agencies	906	4,311	—	—

	$7,735	$11,712	$1,294	$3,276

Intangible Assets, net
     Intangible assets consist of the following (in thousands):

	March 31, 2006			December 31, 2005
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Intangible assets, net
Customer relationships	$12,910	$(1,842)	$11,068	$7,340	$(1,147)	$6,193
Acquired complete technology	13,690	(704)	12,986	910	(202)	708
Trade name	330	(18)	312	—	—	—

	$26,930	$(2,564)	$24,366	$8,250	$(1,349)	$6,901

WebSideStory, Inc.
Notes to Unaudited Condensed
Consolidated Financial Statements
(Unaudited)
     The customer relationships, acquired complete technology and trade name have weighted average amortization periods of approximately 70 months, 58 months and 36 months, respectively. The values assigned to the intangible assets were, in large part, based on the values determined using a discounted cash flow model. The customer contracts are amortized based on the pattern in which the economic benefit is consumed and the acquired complete technology and trade name are amortized on a straight-line basis, which approximates that pattern.
     Future amortization expense for the remainder of 2006 and for 2007, 2008, 2009 and 2010 and thereafter is expected to be $4.7 million, $5.4 million, $4.8 million, $4.4 million, $4.1 million and $1.0 million, respectively, excluding any incremental expense that could result if we consummate future acquisitions.
     Goodwill of $24.9 million was recorded as a result of the merger with Visual Sciences on February 1, 2006 (Note 3).
Accrued Liabilities
     The following table sets forth the components of accrued liabilities (in thousands):

	March 31,	December 31,
	2006	2005
Accrued liabilities
Accrued bonuses and commissions	$1,261	$1,579
Accrued payroll and vacation	990	1,017
Accrued accounting and legal services	670	487
Accrued sublease liability	115	240
Other accrued expenses	996	557

	$4,032	$3,880

6. Segment Information
     As a result of the Company’s merger with Visual Sciences in February 2006, the Company has two reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information: the Active Marketing Suite and the Visual Sciences Suite. The Active Marketing Suite consists of products to build and optimize a company’s online presence such as web analytics, website search, web content management, and keyword bid management. The Visual Sciences Suite consists of products that analyze customer interactions and data across a company’s business, such as web, call center and messaging analytics. Customers use the Company’s Active Marketing Suite of services to better understand how Internet users respond to website design and content, online marketing and e-commerce offerings and to manage the content of their web pages and make them searchable. Customers use the Visual Sciences Suite of services to analyze and understand customer interaction across multiple delivery channels. Delivery of the Active Marketing Suite services occurs on-demand over the Internet using secure, proprietary and scalable applications and system architectures. Delivery of the Visual Sciences Suite services occur either in-house by installation of licensed software on a customer’s hardware or on-demand over the Internet using secure, proprietary and scalable applications and system architectures.
      The Company uses the management approach, which designates the internal organization that is used by management to make operating decisions and assess performance, as the source of the Company’s reportable segments.
     The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2005 and those included in Note 2.
     The following table sets forth the Company’s segment information (in thousands):

	Active	Visual
	Marketing	Sciences
	Suite	Suite	Total
Three Months Ended March 31, 2006
Revenues from external customers	$12,641	$802	$13,443
Operating loss	(859)	(1,352)	(2,211)
Loss before cumulative effect of a change in accounting principle	(403)	(1,352)	(1,755)
Depreciation and amortization expense	$1,088	$785	$1,873

Three Months Ended March 31, 2005
Revenues from external customers	$6,957	$—	$6,957
Operating income	946	—	946
Income before cumulative effect of a change in accounting principle	1,067	—	1,067
Depreciation and amortization expense	$288	$—	$288

As of March 31, 2006
Goodwill	$21,286	$24,947	$46,233
Intangible assets, net	6,347	18,020	24,367
Total assets	$68,581	$48,650	$117,231

As of December 31, 2005
Goodwill	$21,286	$—	$21,286
Intangible assets, net	6,901	—	6,901
Total assets	$87,743	$—	$87,743
7. Commitments and Contingencies
     On February 3, 2006, NetRatings, Inc., an internet media and market research company, filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The suit alleges willful infringement of United States Patent Nos. 5,675,510, 6,108,637, 6,115,680, 6,138,155, 6,763,386. In the complaint, NetRatings seeks a preliminary and permanent injunction, unspecified monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. The Company’s answer to the complaint, in which it denied the material allegations of the complaint, was filed on March 24, 2006. A final pre-trial

WebSideStory, Inc.
Notes to Unaudited Condensed
Consolidated Financial Statements
(Unaudited)
conference for this case is scheduled for July 25, 2007. No trial date is currently set for this case. Although there can be no assurance that an unfavorable outcome in this matter would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims made by NetRatings are without merit and intends to vigorously defend the action. As such, the Company does not believe a probable or estimable loss contingency related to this matter exists as of March 31, 2006; therefore, no loss accrual has been recorded.
     On February 22, 2006, the Company filed a complaint in the United States District Court for the Southern District of California charging NetRatings with willful infringement of United States Patent No. 6,393,479. The complaint seeks a permanent injunction against continued infringement as well as unspecified monetary damages (compensatory and enhanced) and recovery of the Company’s attorneys’ fees and costs. On March 30, 2006, the Company filed a first amended complaint containing additional details regarding the NetRatings’ products currently accused of infringing the ‘479 Patent. NetRatings’ answered the amended complaint on April 12, 2006, denying the material allegations of the amended complaint and asserting counterclaims for a declaration of non-infringement and invalidity/unenforceability of the ‘479 Patent. On May 5, 2006, the Company replied to the counterclaims, denying their material allegations. No trial date is currently set for this case. Given the nature of patent litigation, at the present time the Company is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified.
     From time to time, the Company is also involved in other routine litigation arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II below under the caption “Item 1A. Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes for the year ended December 31, 2005 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. This report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to our management. You can identify these forward-looking statements by the use of words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the company’s reliance on its web analytics services for the majority of its revenue; blocking or erasing of cookies or limitations on our ability to use cookies; the company’s limited experience with digital marketing applications beyond web analytics; the risks associated with integrating the operations and products of Avivo and Visual Sciences with those of the company; privacy concerns and laws or other domestic or foreign regulations that may subject the company to litigation or limit our ability to collect and use Internet user information; WebSideStory’s ability to defend itself against claims of patent infringement alleged by NetRatings, Inc.; WebSideStory’s ongoing ability to protect its own intellectual property rights and to avoid violating the intellectual property rights of third parties; the highly competitive markets in which we operate that could make it difficult for WebSideStory to acquire and retain customers; the risk that WebSideStory’s customers fail to renew their agreements; the risk that the company’s services may become obsolete in a market with rapidly changing technology and industry standards; and other risks described in Part II below under the heading “Item 1A. Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report.
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
Overview
     WebSideStory was founded and commenced operations in September 1996 and is a provider of on-demand and in-house digital marketing and customer analysis solutions. Our services are divided into the Active Marketing Suite and the Visual Sciences Suite. The Active Marketing Suite consists of products to build and optimize a company’s online presence such as web analytics, website search, web content management, and keyword bid management. The Visual Sciences Suite, which we obtained as a result of our merger with Visual Sciences on February 1, 2006, consists of products that analyze customer interactions and data across a company’s business, such as web, call center and messaging analytics. Customers use our Active Marketing Suite of services to better understand how Internet users respond to website design and content, online marketing and e-commerce offerings and to manage the content of their web pages and make them searchable. Customers use the Visual Sciences Suite of services to analyze and understand customer interaction across multiple delivery channels. Delivery of the Active Marketing Suite services occurs on-demand over the Internet using secure, proprietary and scalable applications and system architectures. This on-demand delivery model allows us to concurrently serve a large number of customers and to efficiently distribute the workload across our networks of servers. These services are provided on a subscription basis to customers for a fee, which is either fixed or based on the actual number of web sites and total page views and transactions monitored by our services. Contracts for subscription services typically range in duration from one to three years. Delivery of the Visual Sciences Suite services occur either in-house by installation of licensed software on a customer’s hardware or on-demand over the Internet using secure, proprietary and scalable applications and system architectures. The Visual Sciences Suite software pricing is based on the number of licenses and modules sold. Post-contract support and professional services are often sold in addition to the licenses. Hosting services are priced as an additional service and are based upon the hosting period. Contracts for hosting services generally range from six months to two years.

     We derive most of our revenue from HBX™, one of our web analytics applications in our Active Marketing Suite. Web analytics refers to the collection, analysis and reporting of information about Internet user activity. Our HBX application collects data from web browsers, processes that data and delivers analytic reports of online behavior to our customers on demand, allowing them to improve their websites and their online marketing campaigns. Our analytic reporting and data collection processes can be integrated with third-party applications through our published application programming interfaces, or APIs, and through standard-format data feeds.
     As of March 31, 2006, we had over 1,300 customers. Our direct sales force sells our services to a broad range of organizations in many industries, including, among others, sports and entertainment, news, retail, financial services, travel, technology, manufacturing, telecommunications and education.
     In February 2006, we acquired Visual Sciences, a provider of streaming data analysis and visualization software and services, in exchange for $22.0 million in cash, 568,512 shares of common stock, warrants to purchase 1,082,923 shares of common stock with an exercise price of $18.4685 per share, and $20.0 million in aggregate principal amount of senior notes. In connection with the transaction, we also granted 189,507 shares of restricted common stock to certain employees of Visual Sciences, which vest on January 30, 2007. In addition, we issued non-qualified stock options to purchase 350,000 shares of common stock to certain employees of Visual Sciences after the merger. We believe this merger expands our addressable market by adding customer interaction analysis solutions for the call center, e-mail and, in the future, other non-web delivery channels such as stores and branches. This merger also positions us to address the web analytics needs of large enterprises that require in-house solutions.
     We generated approximately 12% and 19% of revenue, respectively, from subsidiaries located outside the United States for the three months ended March 31, 2006 and 2005, respectively. We anticipate that the percentage of revenue from international operations will remain consistent or grow as we increase our direct sales force and build brand awareness in foreign markets. We have released foreign language versions of our HBX service to facilitate use in certain foreign markets. Although we have not entered into any agreement or understanding for an international acquisition, we have evaluated international acquisition opportunities in the past and will continue to do so in the future.
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
     Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations and include allowance for doubtful accounts, accounting for stock-based compensation, accounting for business combinations, impairment of long-lived assets and goodwill and income taxes. Other than the change in our accounting policies for stock-based compensation, due to the adoption of SFAS No. 123R, Share-Based Payment, and changes to our revenue recognition policies to reflect new revenue streams associated with the Visual Sciences Suite of services discussed below, management believes there have been no material changes during the three months ended March 31, 2006 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our annual report on Form 10-K for the year ended December 31, 2005, as filed with the SEC.
Revenue Recognition
     We derive our revenue from the sale of products and services that we classify into the following four categories: (1) subscription, hosting and support, (2) license, (3) professional services and (4) advertising. We sell our services and license our products through our direct sales force. We utilize written contracts as the means to establish the terms and conditions upon which our products and services are sold to customers.
     We recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and related interpretations, SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 — Revenue Recognition. For arrangements outside the scope of SOP 97-2, we evaluate if multiple elements can be accounted for separately in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.
     Subscription, Hosting and Support Revenue
     Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer as described below; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the fees is probable.
     We begin revenue recognition for services based on the following:
•	Revenue recognition for subscription services begins when the customer has been given access to the service.

•	Revenue recognition for post contract support services begins upon acceptance of the software. For contracts without acceptance provisions, revenue recognition for post contract support begins upon completion of initial installation and/or training when these services are determined to be essential to the functionality of the software.
     Subscription and hosting revenues are recognized over the term of the related service periods, which range from 6 months to 2 years. Upfront fees from hosting arrangements are recognized over the estimated customer relationship period. We warrant certain levels of uptime reliability under subscription arrangements and permit our customers to receive credits or terminate their agreements in the event that we fail to meet those levels. We have rarely provided any such credits or termination rights. Subscription and hosting revenues that are invoiced and paid in advance of delivery of the service are recorded as deferred revenue.
     All software license arrangements include post contract support services, which is recognized ratably over the term of the post contract service period, typically one year. Post contract support services provides customers with rights to when and if available updates, maintenance releases and patches released during the term of the support period.
     License Revenue
     We derive our license revenue from selling perpetual software licenses to our customers. We do not provide custom software development services or create tailored products to sell to specific customers. Pricing is based on a standard price list with volume and marketing related discounts. The perpetual software licenses are sold with the first year of post-contract services and initial installation and training. As such, the combination of these products and services represent a “multiple-element” arrangement for revenue recognition purposes.
     For contracts with multiple elements we recognize revenue using the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met. If evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is recognized when evidence of fair value is determined or when all elements of the arrangement are delivered. Vendor specific objective evidence (“VSOE”) for post-contract services is based on the stated renewal rate in the contract if that rate is substantive.
     Revenue for perpetual software licenses are recognized when all of the following occur:
1.	Persuasive evidence of an arrangement exists, which consists of a written contract signed by both the customer and us.

2.	Delivery has occurred, which is after acceptance of the software, or for contracts without acceptance provisions, delivery occurs after completion of initial installation and/or training when those services are determined to be essential to the functionality of the software.

3.	The fee is fixed or determinable, which is when we have a signed contract that states the agreed upon fee for our products and/or services and specifies the related terms and conditions that govern that arrangement.

4.	Collection is probable as determined by the payment history of the customer and the customer’s financial position.
     Professional Services Revenue
     VSOE of fair value for professional consulting and training services is determined by reference to our established pricing and discounting practices for these services when sold separately. Revenue is derived primarily from time and material based contracts and is recognized as time is incurred.
     Advertising Revenue
     Advertising revenue is recognized based on actual delivery of advertisements over the period in which the related advertisements are displayed.
Stock-based Compensation Expense
     On January 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant-date fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
Results of Operations
     The following table presents our selected condensed consolidated statements of operations data (as a percentage of revenue) for the periods indicated:

	Three months ended
	March 31,	March 31,
	2006	2005
Revenues
Subscription, hosting and support	88%	99%
License	2%	0%
Professional services	5%	1%
Advertising	5%	0%

Total revenues	100%	100%

Cost of revenues
Cost of revenue	23%	14%
Amortization of intangibles	4%	0%

Total cost of revenues	27%	14%

Gross profit	73%	86%

Operating expenses
Sales and marketing	44%	43%
Technology development	20%	11%
General and administrative	20%	18%
Amortization of intangibles	5%	0%

Total operating expenses	89%	72%

(Loss) income from operations	-16%	14%
Interest expense	-2%	0%
Interest income	0%	2%

(Loss) income before provision for income taxes	-18%	16%
(Benefit from) provision for income taxes	-5%	1%

(Loss) income before cumulative effect of a change in accounting principle	-13%	15%
Cumulative effect of change in accounting principle (net of tax)	0%	0%

Net (loss) income	-13%	15%

Three Months Ended March 31, 2006 and 2005
Revenue
     Total revenue increased 93% to $13.4 million for the three months ended March 31, 2006 from $7.0 million for the three months ended March 31, 2005. Revenue from our Active Marketing Suite segment comprised $12.6 million, or 94% of aggregate revenues, and revenues from our Visual Sciences Suite segment represented $800,000, or 6% of aggregate revenues, during the current quarter. Revenue for the quarter ended March 31, 2005 was derived entirely from our Active Marketing Suite segment.
     Subscription, Hosting and Support Revenue. Subscription revenue increased 71% to $11.8 million, or 88% of total revenue, for the three months ended March 31, 2005 from $6.9 million, or 99% of total revenue, for the three months ended March 31, 2005. Approximately 40% of the increase in subscription, hosting and support revenue over the previous year was the result of increasing the number of new customers for our services. The mergers with Visual Sciences in February 2006 and Avivo in May 2005 accounted for $2.1 million or the remaining 30% of the increase for the three months ended March 31, 2006. We expect our subscription, hosting and support revenues to continue to increase in the future as we increase our customer base and continue to consider opportunities to grow the business through strategic acquisitions or mergers.

     License Revenue. License revenue was $251,000, or 2% of total revenue, for the three months ended March 31, 2006. This revenue is entirely attributable to the merger with Visual Sciences. We expect license revenue to increase in future periods.
     Professional Services Revenue. Professional services revenue was $759,000, or 5% of total revenue, for the three months ended March 31, 2006, an increase of $714,000 from the three months ended March 31, 2005. Visual Sciences accounted for $349,000 of the increase. The remaining $365,000 increase was primarily due to increased sales of optimization work related to our Active Marketing Suite customer base. We expect professional services revenue to continue to increase in future periods.
     Advertising Revenue. Advertising revenue increased to $665,000, or 5% of total revenue, for the three months ended March 31, 2006 from $11,000, or 0% of total revenue, for the three months ended March 31, 2005. This increase was due to the acquisition of Avivo and the inclusion of its advertising revenue beginning May 4, 2005.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $2.6 million, or 261%, to $3.6 million, or 27% of total revenue, for the three months ended March 31, 2006 from $1.0 million, or 14% of total revenue, for the three months ended March 31, 2005. The acquisition of Avivo and merger with Visual Sciences accounted for $1.6 million, or 66%, of the increase. Stock-based compensation expense added $409,000 to the increase and accounted for 17% of the increase, as we adopted SFAS No. 123R effective as of January 1, 2006. Cost of revenues also increased $502,000 and accounted for 19% of the increase due to the amortization of intangibles related to our two business combinations. The remaining increase primarily resulted from an increase in salaries, bonuses and employee-related costs associated with the expansion of our professional services department. We expect cost of revenue to increase in absolute dollars and increase slightly as a percentage of revenue in future periods. The increase, in percentage terms, is attributable to professional services related to the Avivo and Visual Sciences business combinations.
     Sales and Marketing Expenses. Sales and marketing expenses increased 100% to $5.9 million, or 44% of total revenue, for the three months ended March 31, 2006 from $3.0 million, or 43% of total revenue, for the three months ended March 31, 2005. The acquisition of Avivo and merger with Visual Sciences contributed $1.2 million and accounted for 40% of the increase. Approximately $256,000, or 9%, of the remaining increase was attributable to salaries and wages and related employee benefits for additional sales and marketing personnel. Additionally, the growth in sales and marketing personnel and number of customers caused travel and lodging costs to increase. Stock-based compensation increased $752,000 and accounted for 25% of the increase. Sales and marketing expenses, as a percentage of total revenue, increased primarily due to the business combinations with Avivo and Visual Sciences and the stock-based compensation expense. As our customer base grows and our company expands to meet the increased demands, we will continue to hire additional sales and customer retention personnel in future periods.
     Research and Development Expenses. Research and development expenses increased $1.9 million, or 255%, to $2.7 million, or 20% of total revenue, for the three months ended March 31, 2006 from $752,000, or 11% of total revenue, for the three months ended March 31, 2005. The acquisition of the development resources at both Avivo and Visual Sciences added $898,000 and accounted for 47% of the increase. Approximately 24% of the increase was due to the cost of expanding our development efforts in Russia, increased headcount and lower costs for internally developed software, which we capitalize. Finally, stock-based compensation expense increased by $548,000 and accounted for 29% of the increase. We expect that research and development expenses will increase in future periods as we expand our development investments and as the cost of internally developed software decreases. Our internally developed software amortization expense will increase as we amortize the cost related to completed projects.
     General and Administrative Expenses. General and administrative expenses increased 110% to $2.7 million, or 20% of total revenue, for the three months ended March 31, 2006 from $1.3 million, or 18% of total revenue, for the three months ended March 31, 2005. Stock-based compensation contributed $343,000, or 24%, of the 110% increase. Approximately 35% of the increase was due to professional fees for accounting and legal services. The business combinations with Avivo and Visual Sciences contributed $319,000 and accounted for 23% of the 110% increase. The remaining increase was due to numerous less significant changes in a number of general operating categories. We expect general and administrative expenses to increase as we add headcount and incur additional costs related to operating as a public company. We also expect that legal costs associated with the NetRatings patent infringement litigation will increase in future periods.
     Amortization of Intangibles. The amortization of intangibles expense of $713,000, or 5% of total revenue, for the three months ended March 31, 2006 was attributable to both the Avivo and Visual Sciences business combinations. Avivo accounted for $478,000 of the expense based on the purchase price allocation of $8.3 million in intangible assets. These intangible assets have estimated lives ranging from 3 to 6 years with a weighted-average estimated life of approximately 5 years. Visual Sciences accounted for $235,000 of the expense based on the preliminary purchase price allocation of $18.7 million in intangible assets with estimated useful lives of 3 to 10 years. Intangible asset amortization of acquired complete technology is included in cost of revenue and amortization of customer contracts and trade name is included in operating expense.
Other Income, Net
     Other income, net of ($150,000) for the three months ended March, 31, 2006 decreased $324,000 from $174,000 for the three months ended March 31, 2005. The decrease was primarily attributable to imputed interest for the notes issued in connection with the Visual Sciences merger. The interest expense for the notes was $298,000 for the three months ended March, 31, 2006. In addition, net interest income declined due to lower cash balances available for investment after the Visual Sciences merger.
Provision for Income Taxes
     The benefit from income taxes of $606,000 for the three months ended March 31, 2006 compares to a provision for income taxes of $53,000 for the three months ended March 31, 2005, primarily related to our 2006 net loss position. Our effective income tax rate for the three months ended March 31, 2006 was approximately 26% as compared to an effective rate of 5% during the same period in 2005. In the first quarter of 2005 we had a valuation allowance on our deferred tax assets, which was released in the fourth quarter of 2005. Prior to the release of the valuation allowance, we recorded income tax expense based on the estimated amount of taxes payable within each period presented. In the first quarter of 2006, we recorded a benefit based on our effective rate of approximately 26%. The statutory rate of approximately 40% was reduced based on the permanent differences between book and tax. The permanent differences consisted of the imputed interest associated with the senior notes, stock option expense for our foreign employees, and meals and entertainment expense.
Liquidity and Capital Resources
     As of March 31, 2006, we had $6.6 million of cash and cash equivalents, $7.7 million in short-term investments and $6.8 million in working capital, as compared to $20.0 million of cash and cash equivalents, $11.7 million in short-term investments and $24.7 million in working capital as of December 31, 2005.
     As described below, in February 2006 we used $22.0 million of our cash to pay a portion of the purchase price in connection with our merger with Visual Sciences. Also in connection with that merger, we issued $20.0 million in aggregate principal amount of senior notes. The senior notes mature on August 1, 2007. The senior notes accrue cash pay interest at a rate of 4% per annum, payable at maturity or on certain earlier repayment or prepayment dates. The senior notes are subject to mandatory repayment, on demand, at any time after April 1, 2007 or upon certain underwritten public offerings of our common stock and must be repaid if we incur indebtedness that ranks senior or pari passu with the priority of payment attributable to the indebtedness represented by the senior notes, subject to certain permitted indebtedness. We have the right to prepay the senior notes at any time without premium or penalty.
     Our cash, cash equivalents and investments, combined with our positive cash flow from operating activities, are our principal sources of liquidity. We may need to raise additional debt or equity capital within the next twelve months which, together with the cash we expect to generate from operating activities, would then allow us to pay off the $20.0 million in aggregate principal amount of our senior notes commencing in April 2007.
Visual Sciences Merger
     On February 1, 2006, we acquired Visual Sciences in exchange for $22.0 million in cash, 568,512 shares of our common stock, warrants to purchase 1,082,923 shares of our common stock, which expire on August 1, 2007 and have an exercise price of $18.4685 per share, and $20.0 million in aggregate principal amount of senior notes. In connection with the transaction, we also granted, pursuant to our existing equity incentive plan, 189,507 shares of restricted common stock to certain employees of Visual Sciences, which vest on January 30, 2007, and non-qualified stock options to purchase 350,000 shares of our common stock to certain employees of Visual Sciences. Please see Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this report for further details regarding our merger with Visual Sciences.

Cash Flow

	Three months ended
	March 31,	March 31,
	2006	2005
Net cash provided by (used in)
Operating activities	$1,220	$1,134
Investing activities	(15,192)	912
Financing activities	600	41
Effect of exchange rate changes on cash	23	(75)
Net change in cash and cash equivalents	$(13,349)	$2,012
     Operating Activities
     Net cash provided by operating activities was $1.2 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively.
     In the first quarter of 2006, net cash provided by operating activities consisted primarily of a net loss of $1.7 million offset by non-cash adjustments to reconcile net income to net cash provided by operating activities of $1.9 million and $2.2 million for depreciation and amortization and stock-based compensation, respectively. Total changes in working capital decreased the net cash provided by operations due to increases in accounts payable and accrued liabilities of $1.2 million and increases in accounts receivable of $712,000, which were both partially offset by an increase in deferred revenue of $1.7 million. The increase in accounts payable and accrued expenses was due primarily to recent acquisitions of servers and related computer equipment as we continue to update our infrastructure as well as legal fees related to the ongoing litigation with NetRatings.
     In the first quarter of 2005, net income of $1.1 million was the largest contributor to the cash provided by operations. That amount was increased by non-cash add-backs of $288,000 and $182,000 for depreciation and amortization and stock-based compensation, respectively. Offsetting the positive non-cash items were changes in operating assets and liabilities including increases in accounts receivable of $233,000 and prepaid expenses and other assets of $895,000, which collectively decreased cash provided from operations by $1.2 million. Total accounts payable and accrued liabilities also increased, further increasing cash provided from operating activities by $572,000.
     Investing Activities
     Net cash used in investing activities totaled $15.2 million for the three months ended March 31, 2006 as compared to net cash provided by investing activities of $912,000 for the three months ended March 31, 2005.
     During the first quarter of 2006, we acquired Visual Sciences which resulted in a net cash outflow of $20.2 million including transaction expenses. The cash outflow related to the merger was partially offset by the net $6.0 million of sales and maturities of securities. The $1.0 million of property and equipment purchased in the quarter related mainly to servers and other network infrastructure and computer equipment.
     During the first quarter of 2005, we invested cash in short and long-term investments. Net cash provided by the maturity of such investments was $3.1 million. Capital expenditures were principally related to our network infrastructure and computer equipment for our employees.
     Financing Activities
     Net cash provided by financing activities was $600,000 and, $41,000 for the three months ended March 31, 2006 and 2005, respectively.
     In each of the three months ended March 31, 2006 and 2005, our cash provided by financing activities primarily consisted of stock option exercises.
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
     We believe that we will have access to sufficient liquidity to fund our business and meet our senior note and contractual lease obligations over a period beyond the next 12 months. However, we may need to raise additional debt or equity capital prior to April 2007 to help us satisfy our senior note obligations, and we may need to raise additional funds in the future if we pursue acquisitions or investments in competing or complementary businesses or technologies or experience unanticipated operating losses. If we raise additional funds through the issuance of equity or convertible securities, our stockholders may experience dilution. We may not be able to obtain additional debt or equity financing on acceptable terms, or at all.
     Off-Balance Sheet Arrangements
     As of March 31, 2006 and for all periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign revenue has been primarily in Euros. Revenue from our subsidiaries located outside the United States were 12% and 19% for the three months ended March 31, 2006 and 2005, respectively.
Interest Rate Sensitivity
     We had unrestricted cash, cash equivalents and short and long-term marketable securities totaling $15.6 million and $34.9 million at March 31, 2006 and December 31, 2005, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
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

     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that certain control deficiencies, which, as discussed below, constituted material weaknesses existed in our internal control over financial reporting as of March 31, 2006. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2006.
     Notwithstanding the material weaknesses described below, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Material Weaknesses in Internal Control over Financial Reporting
     A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     Insufficient Staffing in Our Accounting and Financial Reporting Functions. As of March 31, 2006, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of accounting principles generally accepted in the United States of America commensurate with our financial reporting requirements. Specifically, we lacked a sufficient number of personnel possessing adequate knowledge, experience and training in the application of accounting principles to support our financial accounting and reporting functions. This control deficiency contributed to the material weakness described below. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures that could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
     Application of Lease-Related Generally Accepted Accounting Principles. As of March 31, 2006, we did not maintain effective controls over the selection, application and monitoring of our accounting policies related to leasing transactions. Specifically, our controls over the selection, application and monitoring of accounting policies related to lease, lease amendments and sub-lease transactions were ineffective to ensure such transactions were accounted for accurately, completely and in conformity with accounting principles generally accepted in the United States of America. This control deficiency resulted in the restatement of our 2004 annual consolidated financial statements and the interim consolidated financial statements for the quarters ended March 31, 2005 and June 30, 2005, as well as an audit adjustment to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of rent expense, rental income and sub-lease obligations that could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Management’s Remediation Initiatives
     We are in the process of remediating the material weaknesses in our internal control over financial reporting described above.
     We have taken the following actions to remediate the material weakness related to insufficient staffing in our accounting and financial reporting functions:
•	On February 3, 2006, we hired a new chief financial officer. Our new chief financial officer is a CPA with 17 years of experience as a financial professional, including Big Four public accounting experience. Our chief financial officer possesses a strong background in technical accounting and the application of generally accepted accounting principles.

•	We have hired a director of financial reporting and compliance to support our financial accounting and reporting functions, and expect that this new hire will join us in May 2006. In addition, we have improved the documentation of our job descriptions within the financial accounting and reporting functions, which will be further enhanced with the addition of our new director of financial reporting and compliance.

•	Currently, existing staff is addressing our application of generally accepted accounting principles. Additionally, we have engaged a financial consulting firm to assist in the accounting and financial reporting functions. As deemed necessary, we will leverage the resources and expertise of this financial consulting firm to help us maintain compliance with accounting principles generally accepted in the United States of America.

     We have taken the following actions to remediate the material weakness related to the recognition of leasing transactions in accordance with related generally accepted accounting principles:
•	We reviewed the terms of our leases and subleases, together with the applicable accounting literature relating to lease accounting, to determine the proper accounting treatment for our headquarters lease and sub-leases and to confirm the accounting treatment for our other leases.

•	We changed our internal control over financial reporting to identify the procedures to follow for appropriate lease and sub-lease accounting.

•	We provided training to our accounting department personnel regarding correct lease and sub-lease accounting procedures.

•	We expanded the procedures in our internal control over financial reporting related to periodic reviews of non-routine transactions.

•	We enhanced the staffing in our accounting and financial reporting functions by hiring a new chief financial officer in February 2006 and a director of financial reporting and compliance, who will start her employment with us in May 2006.
     We believe that these steps will be effective in remediating these material weaknesses in the near future.
     (b) Changes in Internal Control Over Financial Reporting
     Except as described above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On February 3, 2006, NetRatings, Inc., an internet media and market research company, filed a lawsuit against us in the United States District Court for the Southern District of New York. The suit alleges willful infringement of United States Patent Nos. 5,675,510, 6,108,637, 6,115,680, 6,138,155, 6,763,386. In the complaint, NetRatings seeks a preliminary and permanent injunction, unspecified monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Our answer to the complaint, in which we denied the material allegations of the complaint, was filed on March 24, 2006. A final pre-trial conference for this case is scheduled for July 25, 2007. No trial date is currently set for this case. Although there can be no assurance that an unfavorable outcome in this matter would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims made by NetRatings are without merit and intend to vigorously defend the action.
     On February 22, 2006, we filed a complaint in the United States District Court for the Southern District of California charging NetRatings with willful infringement of United States Patent No. 6,393,479. The complaint seeks a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of our attorneys’ fees and costs. On March 30, 2006, we filed a first amended complaint containing additional details regarding the NetRatings’ products currently accused of infringing the ‘479 Patent. NetRatings’ answered our amended complaint on April 12, 2006, denying the material allegations of the amended complaint and asserting counterclaims for a declaration of non-infringement and invalidity/unenforceability of the ‘479 Patent. On May 5, 2006, we replied to the counterclaims, denying their material allegations. No trial date is currently set for this case. Given the nature of patent litigation, at the present time we are unable to quantify the amount of remuneration we will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified.
     From time to time, we are also involved in other routine litigation arising in the ordinary course of our business. While the results of such litigation cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
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
     Our web analytics services, HBX and HitBox Professional, and related support represented 87%, 82%, 96% and 99% of our total revenue for the three months ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively. We anticipate that web analytics services and support will continue to represent a substantial majority of our total revenues. Our future success will depend, in part, on our ability to further enhance our web analytics services to meet client needs, to add functionality and to address technological advancements. Our future success will also be dependent upon our ability to attract new web analytics customers and to convince existing web analytics customers to renew their subscription agreements with us. In order to expand or to maintain our web analytics business, we may need to make significant investments in additional sales, marketing and other resources, which may not generate any additional revenues. We have experienced significant competition from other providers of web analytics services, and we cannot assure you that we will be able to continue to enhance our web analytics technology, expand our business or remain competitive in this market, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
     In connection with our merger with Visual Sciences in February 2006, we issued $20.0 million in aggregate principal amount of senior notes. The senior notes accrue interest at 4% per annum and mature on August 1, 2007. In addition, the senior notes are subject to mandatory repayment, on demand, at any time after April 1, 2007 or upon certain underwritten public offerings of our common stock, and must be repaid if we incur indebtedness in excess of $1.0 million that ranks senior or pari passu with the priority of payment attributable to the indebtedness represented by the senior notes, subject to certain permitted indebtedness. Although the senior notes do not contain any restrictive covenants, the mandatory repayment provisions effectively preclude us from incurring indebtedness that is not used to refinance the senior notes or from conducting a public offering of our common stock, the proceeds of which are not used to repay the senior notes.
     The indebtedness under the senior notes could have other important consequences. For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, acquisitions and general corporate purposes;

•	require us to dedicate our cash flows from operations to the payment of principal and interest on our indebtedness, thereby eliminating or reducing the availability of our cash flows to fund working capital needs, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	and place us at a disadvantage compared to our competitors that have less indebtedness.
     We may need to raise additional capital which, together with the cash we expect to generate from operating activities, would then allow us to pay off the $20.0 million in aggregate principal amount of our senior notes commencing in April 2007. Accordingly, we may need to engage in equity or debt financings in order to secure such additional funds. We may not be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, it could have a material adverse effect on our financial condition and results of operations, and our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
If we cannot successfully integrate our business with the business of Avivo and Visual Sciences, or if the benefits of these business combinations do not meet the expectations of investors or financial or industry analysts, the market price of our common stock may decline.
     We completed the business combinations with Avivo and Visual Sciences on May 4, 2005 and February 1, 2006, respectively, and we cannot assure you that we will realize the anticipated benefits of these business combinations. The market price of our common stock may decline as a result of our business combinations with Avivo or Visual Sciences for a variety of reasons, including, among others, the following:
•	we may not be able to integrate our business with the business of Avivo or Visual Sciences in a timely and efficient manner, or at all;

•	the combined company may not achieve the benefits of either business combination as rapidly as, or to the extent, anticipated by investors or financial or industry analysts;

•	we may not be able to expand the customer base of Avivo or Visual Sciences and, in particular, may not be able to continue to generate advertising revenue from Avivo’s free website search services; or

•	the former stockholders of Avivo or Visual Sciences could dispose of a significant portion of our common stock that they received in connection with the business combinations.
     In addition, the market price of our stock may be adversely effected as a result of changes to the preliminary purchase price valuation and the allocation of the estimated purchase price to the acquired Visual Sciences business. We have estimated the purchase price valuation and have allocated the purchase price to Visual Sciences’ tangible and intangible assets and liabilities. Those preliminary estimates may change as a result of, among other things, finalization of a valuation study and review by our independent registered public accounting firm. Changes to our preliminary purchase price calculation and allocation may adversely affect our results of operations in future periods.
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
     Although we have generated net income in recent periods, we incurred a net loss of $1.7 million for the three months ended March 31, 2006. We have not historically been profitable and may not be able to attain profitability in the future. In addition, Avivo was not profitable until the fourth quarter of 2004. We expect that our expenses relating to the sales of our services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our network, will increase in the future. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which could adversely affect our operating results and profitability.
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
     Our network is susceptible to outages due to fires, floods, power loss, telecommunications failures, systems failures, break-ins and similar events. We have experienced some outages due to power loss, systems failure and telecommunications failure. In addition, some of our network infrastructure is located in San Diego, California and in San Jose, California, areas susceptible to earthquakes and rolling electricity black-outs. We do not have multiple operating sites for our services in the event of any such occurrence. Our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Frequent or persistent disruptions of our services could cause us to suffer losses that are impossible to quantify at this time such as claims by customers for indirect or consequential damages, loss of market share and damage to our reputation. Our business interruption insurance may not compensate us for every kind of loss resulting from disruptions of our services, and even if the type of loss is covered, the amount incurred may exceed the loss limitations in our insurance policies.
     All of our servers and our customers’ data are located at three, third-party co-location facilities: one in San Diego, California, operated by Level 3 Communications, LLC, which we use primarily for our HBX web analytics services; one in San Jose, California, operated by Equinix Operating Co., Inc., which we use for our site search and web content management services; and one in Ashburn, Virginia also operated by Equinix, which we use for our Visual Sciences’ business. Our agreement with Level 3 expires in September 2007 and Level 3 has the right to terminate the agreement if (i) we fail to pay any amounts past due within ten days after written notice or (ii) we fail to observe or perform any other material term of the agreement and such failure continues for 30 days after written notice to us by Level 3. In addition, Level 3 may terminate our rights to use the co-location space and receive co-location services if (a) Level 3’s rights to use its leased San Diego property terminates or expires for any reason, (b) we are in default of the agreement, (c) we make a material alteration to the co-location space without Level 3’s prior written consent, (d) we allow persons not pre-approved by Level 3 to have access to the Level 3 facilities, or (e) we possess firearms, illegal drugs, or alcohol in a Level 3 facility or engage in any criminal activity in any such facility; provided that with respect to clauses (b), (c) and (d), we will have ten days after written notice to us to cure the breach, unless our actions interfere or have the potential to interfere with other Level 3 customers. Our agreement with Equinix for the San Jose facility expires in April 2007 but is subject to automatic one-year renewals unless either party provides notice of non-renewal to the other party at least 45 days prior to the end of the then-applicable term. Our agreement with Equinix for the Ashburn facility expires in November 2006 but is subject to automatic one-year renewals unless either party provides notice of non-renewal to the other party at least 90 days prior to the end of the then-applicable term. In addition, Equinix has the right to terminate an agreement with us if (i) we fail to pay any amounts past due within ten days after written notice, (ii) we liquidate, become insolvent or cease doing business or (iii) we breach any other material term of the applicable agreement and such failure continues for 30 days after written notice to us by Equinix. In addition, among other reasons, Equinix may terminate our rights to use the co-location space and receive co-location services if the applicable property becomes subject to a condemnation proceeding or is condemned, Equinix’s possession of such property is otherwise terminated or abated or Equinix cannot provide us with access to the property for a period exceeding a specified number of days.
     We depend on access to the Internet through Internet service providers, or ISPs, to operate our business. If we lose the services of one or more of our ISPs for any reason, we could experience disruption in our service offerings. The loss of one of our ISPs as the result of consolidation in the ISP industry could delay us from retaining the services of a replacement ISP and increase the potential for disruption of our business. Any disruption in our access to the Internet could damage our reputation and result in a decrease in our revenue from the loss of current or potential customers.

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
If our security measures are breached and unauthorized access is obtained, our services may be perceived as not being secure, and customers may hold us liable or stop using our services.
     Our services involve the storage and transmission of proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error or otherwise, and as a result, someone obtains unauthorized access to our data or our customers’ data, we could incur liability and our reputation would be damaged. For example, hackers or individuals who attempt to breach our network security could, if successful, misappropriate proprietary information or cause interruptions in our services. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and resources to protect against or to alleviate problems. We may not be able to remedy any problems caused by hackers or saboteurs in a timely manner, or at all. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose current and potential customers.
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
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report. In connection with this evaluation, our chief executive officer and chief financial officer determined that material weaknesses existed in our internal control over financial reporting as of March 31, 2006 with respect to insufficient staffing levels in our accounting and financial reporting functions and the application of generally accepted accounting principles to lease transactions. These material weaknesses were identified in the fourth quarter of 2005 in connection with a restatement of our historical financial statements. We commenced several remediation initiatives in the fourth quarter of 2005, which we are continuing to pursue in 2006, in an effort to remediate these material weaknesses. Although we expect that these material weaknesses will be remediated during 2006, the material weaknesses were not fully remediated as of March 31, 2006. Furthermore, we cannot provide assurances regarding the effectiveness of our remediation efforts. For more information regarding the material weaknesses identified by management in our internal control over financial reporting, and our remediation efforts to cure such weaknesses, please see “Part I, Item 4. Controls and Procedures” above.
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
     The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. For example, we, along with several of our competitors with technology similar to ours, are currently involved in patent litigation with NetRatings. NetRatings recently filed a patent infringement lawsuit against us in New York federal court, and we have filed a similar patent infringement lawsuit against NetRatings in federal court in San Diego. For more information about these lawsuits, please see “Item 1. Legal Proceedings” above. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. If a third party successfully asserts a claim that we are infringing their proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all. As currently pending patent applications are not publicly available, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties. We expect that the number of infringement claims in our market will increase as the number of services and competitors in our industry grows. These claims, whether or not successful, could:
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
     We have employment agreements with many of our executive officers; however, under these agreements, our employment relationships with these executive officers are generally “at-will,” and they can terminate their employment relationship with us at any time. We do not maintain key person life insurance on any members of our management team.
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
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or SFAS No. 123R. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R required that we change the way we account for share-based payments, including employee stock options. We previously accounted for stock-based awards to employees in accordance with APB No. 25. Under our previous accounting policy, we recorded stock-based compensation based on the difference between the exercise price of the stock option and the fair market value at the time of grant. To arrive at the fair value for each option grant, SFAS No. 123R requires the use of an option pricing model to evaluate our stock by factoring in additional variables such as expected life of the option, risk-free interest rate, expected volatility of the stock and expected dividend yield. Subsequently, in May 2005, the SEC approved a rule delaying the effective date of SFAS No. 123R to the annual period beginning after June 15, 2005. We adopted SFAS No. 123R effective as of January 1, 2006. The impact of the adoption of SFAS No. 123R on our results of operations is set forth in the condensed consolidated financial statements contained in Item 1 of Part I of this report.
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
     Our technology currently uses cookies, which are small files of information placed on an Internet user’s computer, to collect information about the user’s visits to the websites of our customers. Third-party software and our own technology make it easy for users to block or delete our cookies. Several software programs, sometimes marketed as ad-ware or spyware detectors, block our cookies by default or prompt users to delete or block our cookies. If a large proportion of users delete or block our cookies, this could significantly undermine the value of the data that we collect for our customers and could negatively impact our ability to deliver accurate reports to our customers, which would harm our business.
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
     In addition, domestic and foreign governments are considering restricting the collection and use of Internet usage data. Some privacy advocates argue that even anonymous data, individually or when aggregated, may reveal too much information about Internet users. If governmental authorities were to follow privacy advocates’ recommendations and enact laws that limit our online profiling practices, we would likely have to obtain the express consent, or opt-in, of an Internet user before we could collect, share, or use any of that user’s information. It might not be possible to comply with all domestic and foreign governmental restrictions simultaneously. Any change to an opt-in system of profiling would damage our ability to aggregate and utilize the information we currently collect from Internet users and would reduce the amount and value of the information that we provide to customers. A reduction in the value of our information might cause some existing customers to discontinue their use of our services or discourage potential customers from subscribing to our services, which would reduce our revenue. We would also need to devote considerable effort and resources, both human and financial, to develop new information collection procedures to comply with an opt-in requirement. Even if we succeeded in developing new procedures, we might be unable to convince Internet users to agree to our collection and use of their information. This would negatively impact our revenue, growth and potential for expanding our business and could cause our stock price to decline.
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
We may require additional capital prior to April 2007 to satisfy our senior note obligations; and we might require additional capital to support business growth; this capital might not be available on acceptable terms, or at all.
     We may need to raise additional debt or equity capital which, together with the cash we expect to generate from operating activities, would then allow us to pay off the $20.0 million in aggregate principal amount of the senior notes we issued in connection with our merger with Visual Sciences commencing in April 2007. We also intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services or enhance our existing services, enhance our operating infrastructure and acquire competing or complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Future sales of our common stock by our stockholders may depress our stock price.
     Our existing stockholders hold a substantial number of shares of our common stock that they generally are currently able to sell in the public market. In particular, the former Avivo shareholders who received shares of our common stock pursuant to the merger agreement with Avivo are generally able to sell in the public market. Sales by our existing stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. We have also registered the shares of our common stock that are subject to outstanding stock options or reserved for issuance under our stock option plans, which shares can also be freely sold in the public market upon issuance. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or for other stockholders.
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
     As of May 5, 2006, our executive officers and directors and entities affiliated with them beneficially owned, in the aggregate, approximately 12% of our common stock. As a result, these stockholders may collectively be able to influence matters requiring approval of our stockholders, including the election of directors and significant corporate transactions. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control of our company, even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On February 1, 2006, we acquired Visual Sciences, LLC in exchange for $22.0 million in cash, 568,512 shares of our common stock, warrants to purchase 1,082,923 shares of our common stock, which expire on August 1, 2007 and have an exercise price of

$18.4685 per share, and $20.0 million in aggregate principal amount of senior notes. In connection with the transaction, we also granted, pursuant to our existing equity incentive plan, 189,507 shares of restricted common stock to certain former employees of Visual Sciences who became our employees in connection with the merger, which vest on January 30, 2007, and non-qualified stock options to purchase 350,000 shares of our common stock to certain former employees of Visual Sciences who became our employees in connection with the merger. The issuance of the common stock, warrants to purchase common stock and senior notes was exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D promulgated under such act. The shares of restricted common stock and shares underlying the stock options were registered under the Securities Act pursuant to a Registration Statement on Form S-8 (File No. 333-119350) filed with the Securities and Exchange Commission on September 28, 2004.
     The sale of these securities was made without general solicitation or advertising. No underwriters were involved in connection with the sale of the securities referred to above.
Item 6. Exhibits

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger dated as of February 8, 2005 by and among the Registrant, WSSI Acquisition Company, Avivo Corporation and Charles M. Linehan, as the Holder Representative.

2.2(2)	Agreement and Plan of Merger dated as of February 1, 2006 by and among the Registrant, VS Acquisition, LLC, Visual Sciences, LLC and Ned Scherer, as the Holder Representative.

3.1(3)	Amended and Restated Certificate of Incorporation.

3.2(3)	Amended and Restated Bylaws.

3.3(6)	First Amendment to Amended and Restated Bylays.

4.1(3)	Form of Common Stock Certificate.

4.2(2)	Second Amended and Restated Registration Rights Agreement dated as of February 1, 2006 by and among the Registrant and certain investors set forth therein.

4.3(3) +	Warrant to Purchase Series D Convertible Preferred Stock dated April 1, 2003 by and between the Registrant and Jeffrey W. Lunsford.

4.4(4)	Warrant to Purchase Common Stock dated as of November 21, 2005 and issued by the Registrant in favor of Starsoft Development Labs, Inc.

4.5(2)	Form of Warrant to Purchase Common Stock dated as of February 1, 2006 and issued by the Registrant in favor of the former holders of units of membership interest in Visual Sciences, LLC.

10.1(5) +	Offer Letter dated as of January 26, 2006 by and between the Registrant and Claire Long.

10.2(4) +	Amended and Restated Employment Agreement dated as of February 1, 2006 by and between Visual Sciences, LLC and James W. MacIntyre, IV.

10.3(4) +	Amended and Restated Employment Agreement dated as of February 1, 2006 by and between Visual Sciences, LLC and David R. Scherer.

10.4(5) +	Change in Control Agreement dated as of January 18, 2006 by and between the Registrant and Claire Long.

10.5(2)	Form of Senior Note dated as of February 1, 2006 and issued by the Registrant in favor of the former holders of units of membership interest in Visual Sciences, LLC.

Exhibit
Number	Description
10.6(2)	Form of Escrow Agreement, dated as of February 1, 2006, by and among the Registrant, Ned Scherer, as Member Representative, and U.S. Stock Transfer Corporation.

10.7(2)	Form of Non-Competition Agreement, dated as of February 1, 2006, by and between the Registrant and James W. MacIntyre, IV.

10.8(2)	Form of Non-Competition Agreement, dated as of February 1, 2006, by and between the Registrant and David Scherer.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 10, 2005.

(2)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 7, 2006.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 333-115916) filed with the Securities and Exchange Commission on May 27, 2004.

(4)	Incorporated by reference to the Annual Report on Form 10-K of the Registrant filed with the Securities and Exchange Commission on March 16, 2006.

(5)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on January 24, 2006.

(6)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 4, 2006.

+	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of WebSideStory, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 10, 2006

/s/ JEFFREY W. LUNSFORD

Jeffrey W. Lunsford
President, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

/s/ CLAIRE LONG

Claire Long
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)