Form 10-Q
period 2006-06-30
WEBSIDESTORY INC
filed 2006-08-08
CIK 1091158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
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
Not applicable
(Former name, former address and formal fiscal year, if changed since last reported)
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 1, 2006 was 19,853,223.

WEBSIDESTORY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2006

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	32
Item 4.	Controls and Procedures	32

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 6.	Exhibits	49
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WEBSIDESTORY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
Assets

Current assets
Cash and cash equivalents	$8,756	$19,968
Investments	8,222	11,712
Accounts receivable, net	12,771	7,842
Deferred tax assets	1,012	507
Prepaid expenses and other current assets	3,650	2,304

Total current assets	34,411	42,333

Property and equipment, net	5,737	2,532
Investments	—	3,276
Goodwill	46,119	21,286
Intangible assets, net	22,822	6,901
Deferred tax assets	11,737	9,166
Other assets	1,660	2,249

	$122,486	$87,743

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,872	$877
Accrued liabilities	5,773	3,880
Deferred revenue	16,888	12,801
Capital lease short-term	67	83
Current maturities of notes payable	19,167	—

Total current liabilities	43,767	17,641

Capital lease long-term	64	90
Other liabilities	499	196

Total liabilities	44,330	17,927

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 18,515,538 and 18,401,180 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	19	18
Additional paid-in capital	126,803	114,934
Unearned stock-based compensation	(70)	(630)
Accumulated other comprehensive income	187	103
Accumulated deficit	(48,783)	(44,609)

Total stockholders’ equity	78,156	69,816

	$122,486	$87,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WEBSIDESTORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Subscription, hosting and support	$13,022	$8,802	$24,790	$15,703
License	477	—	728	—
Professional services	1,135	193	1,894	238
Advertising	611	417	1,276	428

Total revenues	15,245	9,412	28,688	16,369

Cost of revenues*
Cost of revenue	4,021	1,633	7,157	2,640
Amortization of intangible assets	715	59	1,217	59

Total cost of revenues	4,736	1,692	8,374	2,699

Gross profit	10,509	7,720	20,314	13,670

Operating expenses*
Sales and marketing	6,946	3,584	12,884	6,552
Technology development	3,347	1,258	6,019	2,009
General and administrative	3,290	1,500	5,983	2,784
Amortization of intangibles	830	202	1,543	202

Total operating expenses	14,413	6,544	26,429	11,547

(Loss) income from operations	(3,904)	1,176	(6,115)	2,123

Interest expense	(462)	(10)	(769)	(18)
Interest income	136	210	293	392
Other expense	—	(51)	—	(51)

(Loss) income before provision for income taxes	(4,230)	1,325	(6,591)	2,446

(Benefit from) provision for income taxes	(1,798)	64	(2,404)	117

(Loss) income before cumulative effect of change in accounting principle	(2,432)	1,261	(4,187)	2,329

Cumulative effect of change in accounting principle (net of tax)	—	—	13	—

Net (loss) income	$(2,432)	$1,261	$(4,174)	$2,329

Basic net (loss) income per share:
(Loss) income before cumulative effect of change in accounting principle	$(0.13)	$0.07	$(0.23)	$0.14
Cumulative effect of change in accounting principle	—	—	—	—

Basic net (loss) income per share	$(0.13)	$0.07	$(0.23)	$0.14

Diluted net (loss) income per share:
(Loss) income before cumulative effect of change in accounting principle	$(0.13)	$0.07	$(0.23)	$0.13
Cumulative effect of change in accounting principle	—	—	—	—

Diluted net (loss) income per share	$(0.13)	$0.07	$(0.23)	$0.13

Shares used in per share calculations:
Basic	18,476,579	17,102,147	18,438,282	16,279,067

Diluted	18,476,579	18,458,741	18,438,282	17,702,131

(*)	Stock-based compensation:

WEBSIDESTORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS-Continued
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of revenues	$564	$19	$975	$21
Sales and marketing	974	54	1,760	88
Technology development	693	171	1,243	173
General and administrative	664	93	1,152	237
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WEBSIDESTORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities
Net cash provided by operating activities	$3,214	$2,462

Cash flows from investing activities
Purchase of investments	(3,677)	(4,930)
Sales of investments	7,077	—
Maturities of investments	3,362	13,316
Purchase of property and equipment	(1,964)	(462)
Acquisition, net of cash acquired	(20,186)	(2,606)

Net cash (used in) provided by investing activities	(15,388)	5,318

Cash flows from financing activities
Exercise of stock options	656	118
Windfall tax benefits from stock options exercised	242	—
Payments on capital lease	(42)	(19)
Payments on note payable	—	(73)

Net cash provided by financing activities	856	26

Effect of exchange rate changes on cash	106	(159)

Net (decrease) increase in cash and cash equivalents	(11,212)	7,647

Cash and cash equivalents at beginning of period	19,968	5,710

Cash and cash equivalents at end of period	$8,756	$13,357

Supplementary disclosure of non-cash investing and financing activities:
Cash paid for business combination, net of cash acquired	$20,186	$2,606
Fair value of debt issued in business combination	18,740	—
Fair value of warrants issued in business combination	6,358	—
Fair value of common stock issued in business combination	—	27,731
Fair value of common stock options granted as part of business combination	—	1,409
Liabilities assumed in business combination	3,641	4,451

Total fair value of assets acquired in business combination	$48,925	$36,197

Noncash purchases of property and equipment	$575	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WEBSIDESTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. The Company and Nature of Business
     WebSideStory, Inc. (together with its subsidiaries, the “Company”) was founded and commenced operations in September 1996 and is a leading provider of on-demand and in-house digital marketing and analytics solutions. The Company currently operates through two divisions — the WebSideStory division and the Visual Sciences division. The WebSideStory division sells products to build and optimize a company’s online presence such as web analytics, website search, web content management, and keyword bid management. The Visual Sciences division, which was acquired through the merger with Visual Sciences, LLC on February 1, 2006, sells products that analyze customer interactions and data across a company’s business, such as web, call center and messaging analytics. Customers use the services offered by the WebSideStory division to better understand how Internet users respond to website design and content, online marketing and e-commerce offerings and to manage the content of their web pages and make them searchable. Customers use the services offered by the Visual Sciences division to analyze and understand customer interaction across multiple delivery channels. Delivery of the services offered by the WebSideStory division occurs on demand over the Internet using secure, proprietary and scalable applications and system architectures. Delivery of the services offered by the Visual Sciences division occurs either in-house by installation of licensed software on a customer’s hardware or on-demand over the Internet using secure, proprietary and scalable applications and system architectures.
     The majority of the Company’s operations are conducted in the United States. In order to pursue the sale of its products and services in international markets, the Company established wholly owned subsidiaries in France (February 2000), the Netherlands (August 2000) and the United Kingdom (April 2003).
     On February 1, 2006, a subsidiary of the Company merged with Visual Sciences, LLC (“Visual Sciences”), a provider of streaming data analysis and visualization software and services (Note 3). The accompanying condensed consolidated financial statements include the results of Visual Sciences from that date forward.
     In connection with the merger of Visual Sciences, the Company issued senior notes in an aggregate principal amount of $20 million that mature on August 1, 2007. The senior notes are payable on demand at any time after April 1, 2007 or upon certain underwritten public offerings of the Company’s common stock, and must be repaid if the Company incurs indebtedness that ranks senior or pari passu with the priority of payment attributable to the indebtedness represented by the senior notes, subject to certain exceptions for permitted indebtedness under the senior notes. In addition, the Company used $22 million in cash to pay a portion of the Visual Sciences purchase price. As of June 30, 2006, the Company had a working capital deficit of $9.4 million.
     Management believes the Company may need to raise additional debt or equity financing to repay the senior notes when they become due; however, there can be no assurances that the required level of capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to current shareholders. If the Company needs to raise additional funds and is unable to do so, it may be required to modify its operations and this would have an adverse effect on its financial position, results of operations and cash flows.
2. Basis of Presentation and Significant Accounting Policies
Interim Financial Statements
     The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Position and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the Company’s management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for the fair statement of the results for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of operating results to be expected for an entire fiscal year.
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of WebSideStory, Inc. and its wholly owned subsidiaries. The results of operations for the three and six months ended June 30, 2006 include the results of operations of Visual Sciences

WEBSIDESTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
commencing on February 1, 2006 and the results of operations of Avivo Corporation, which the Company acquired in May 2005, commencing on May 4, 2005. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
Reclassifications
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
     The Company begins revenue recognition for services based on the following:
•	Revenue recognition for subscription services begins when the customer has been given access to the service.

•	Revenue recognition for post-contract and hosting support services begins upon acceptance of the software. For contracts without acceptance provisions, revenue recognition for post-contract support begins upon completion of installation.
     Subscription and hosting revenues are recognized over the term of the related service periods, which generally range from six months to two years. Upfront fees from hosting arrangements are recognized over the estimated customer relationship period. The Company warrants certain levels of uptime reliability under subscription arrangements and permits its customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. The Company has rarely provided any such credits or termination rights. Subscription and hosting revenues that are invoiced and paid in advance of delivery of the service are recorded as deferred revenue.
     All software license arrangements include post-contract support services, which are recognized ratably over the term of the post -contract service period, typically one year. Post-contract support services provide customers with rights to, when and if available, updates, maintenance releases and patches released during the term of the support period.

WEBSIDESTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     License Revenue
     The Company derives its license revenue from selling perpetual software licenses to its customers. The Company does not provide custom software development services or create tailored products to sell to specific customers. Pricing is based on a standard price list with volume and marketing related discounts. The perpetual software licenses are sold with the first year of post-contract services, installation and training. As such, the combination of these products and services represent a “multiple-element” arrangement for revenue recognition purposes.
     For contracts with multiple elements, the Company recognizes revenue using the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met. If evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is recognized when evidence of fair value is determined or when all elements of the arrangement are delivered. Vendor specific objective evidence (“VSOE”) for post-contract services is based on the stated renewal rate in the contract if that rate is substantive.
     Revenue for perpetual software licenses is recognized when all of the following occur:
1.	Persuasive evidence of an arrangement exists, which consists of a written contract signed by both the customer and the Company.

2.	Delivery has occurred, which is after acceptance of the software, or for contracts without acceptance provisions, delivery occurs after completion of installation.

3.	The fee is fixed or determinable, which is when the Company has a signed contract that states the agreed upon fee for its products and/or services and specifies the related terms and conditions that govern that arrangement.

4.	Collection is probable as determined by the payment history of the customer and the customer’s financial position.
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
Internal-use Software and Website Development Costs
     The Company capitalizes qualifying software and website development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF 00-02, Accounting for Website Development Costs. These costs are incurred during the application development stage, and amortized over their estimated useful lives ranging from two to three years. The Company capitalized $162,000 and $337,000 during the three months ended June 30, 2006 and 2005, respectively. The Company capitalized $361,000 and $674,000 during the six months ended June 30, 2006 and 2005, respectively. The amounts capitalized in 2006 relate to software that is used to support the Company’s keyword bid management application which was released in May 2006. Capitalized software and website development costs of $1.5 million and $1.3 million as of June 30, 2006 and December 31, 2005, respectively, are included in other assets in the accompanying condensed consolidated balance sheets. Amortization expense totaled $130,000 and $40,000 during the three months ended June 30, 2006 and 2005, respectively, and $186,000 and $73,000 during the six months ended June 30, 2006 and 2005, respectively.
Software Development Costs
     Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional

WEBSIDESTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” until the product is available for general release.
Concentration of Credit Risk and Significant Customers and Suppliers
     The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term marketable securities, long-term investments and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.
     The Company’s accounts receivable and revenue are derived from a large number of customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. At June 30, 2006 and December 31, 2005, the allowance for potential credit losses was $384,000 and $365,000, respectively.
     Substantially all of the advertising revenue for the three and six months ended June 30, 2006 was derived from one customer. Advertising revenue from that one customer accounted for approximately 4% of consolidated revenue for both the three and six months ended June 30, 2006. The Company had no revenue generated from a single customer that accounted for more than 10% of revenue for the three and six months ended June 30, 2006 or 2005.
Comprehensive (Loss) Income
     Comprehensive (loss) income consists of accumulated other comprehensive (loss) income and net (loss) income. Accumulated other comprehensive (loss) income includes certain changes in equity that are excluded from net (loss) income. Total comprehensive (loss) income consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net (loss) income	$(2,432)	$1,261	$(4,174)	$2,329
Other comprehensive (loss) income, net of tax
Unrealized gain on available-for-sale securities	8	—	32	—
Foreign currency adjustment	34	(18)	52	(49)

Total comprehensive (loss) income, net of tax	$(2,390)	$1,243	$(4,090)	$2,280

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
Accounting for Stock-Based Compensation
     On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and amends SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”). SFAS No. 123R requires companies to recognize in the income statement the estimated fair value of stock-based compensation.
     The Company previously accounted for its stock-based compensation using the intrinsic value method as defined in APB Opinion No. 25 and accordingly, prior to January 1, 2006, compensation expense for stock options was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company used the modified prospective transition method to adopt the provisions of SFAS No. 123R. Under this method, unvested awards at the date of adoption are amortized based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, with the exception of options granted prior to the Company’s initial public offering (“pre-IPO awards”). The pre-IPO awards will continue to be amortized based on the grant date intrinsic value in accordance with APB Opinion No. 25. Awards that are granted or modified after the date of adoption will be measured and accounted for in accordance with SFAS No. 123R. Based upon the Company’s analysis of the requirements of SFAS No. 123R, the Company reclassified its unamortized deferred compensation related

WEBSIDESTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
to the issuance of unvested common stock awards (excluding pre-IPO awards) that was reported in the equity section of the balance sheet to additional paid-in capital.
     As a result of the adoption of SFAS No. 123R, the Company’s loss from continuing operations and loss before income taxes for the three months ended June 30, 2006 were each approximately $1.8 million higher, net loss was approximately $1.1 million higher, net cash provided by operating activities was approximately $66,000 lower and net cash provided by financing activities was approximately $66,000 higher than under the Company’s previous accounting method for stock-based compensation. Basic and diluted net loss per common share for the three months ended June 30, 2006 both increased by $0.06.
     As a result of the adoption of SFAS No. 123R, the Company’s loss from continuing operations and loss before income taxes for the six months ended June 30, 2006 were each approximately $3.3 million higher, net loss was approximately $2.0 million higher, net cash provided by operating activities was approximately $242,000 lower and net cash provided by financing activities was approximately $242,000 higher than under the Company’s previous accounting method for stock-based compensation. Basic and diluted net loss per common share for the three months ended June 30, 2006 both increased by $0.11.
     In periods prior to the adoption of SFAS No. 123R, the Company did not present the pro forma effects of capitalizing certain stock-based compensation costs on the balance sheet. However, in accordance with SFAS No. 123R, the Company has capitalized approximately $29,000 and $45,000 of stock-based compensation costs related to internal-use software development costs in the three and six months ended June 30, 2006, respectively.
     Prior to the adoption of SFAS No. 123R, benefits of expected tax deductions in excess of recognized compensation costs (“windfall benefits”) were reported as operating activity cash flows. SFAS No. 123R amended SFAS No. 95 and requires that such windfall benefits be recorded as a financing activity cash inflow. As a result, the Company has shown the windfall tax benefit amount of $242,000 in the cash flows from financing activities section of the condensed consolidated statement of cash flows with a corresponding reduction in the cash flows from operating activities for the six months ended June 30, 2006.
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
     The Company adopted the alternative transition method provided in FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.
     The following table presents the stock-based compensation expense included in our cost of revenue, sales and marketing, technology development, and general and administrative expenses for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of revenues	$564	$19	$975	$21
Sales and marketing	974	54	1,760	88
Technology development	693	171	1,243	173
General and administrative	664	93	1,152	237

Stock-based compensation expense before taxes	2,895	337	5,130	519
Related income tax benefits	(1,148)	—	(2,034)	—
Cumulative effect of change in accounting principle, net of tax	—	—	(13)	—

Stock-based compensation expense, net of taxes	$1,747	$337	$3,083	$519

WEBSIDESTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The fair value of each stock-based compensation award granted during the three and six months ended June 30, 2006 was estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) with the following weighted average assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Risk free interest rate	5.04%	4.45%
Expected dividend yield	—	—
Expected volatility	45.8%	46.9%
Expected life (in years)	3.8	3.9
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
     Prior to adopting the provisions of SFAS No. 123R, the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion No. 25. Had compensation expense for employee stock options been determined based on the fair value of the options on the date of grant, using the assumptions discussed below for the three and six months ended June 30, 2005, the Company’s net income would have been as follows (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income attributable to common stockholders – as reported	$1,261	$2,329
Add: Stock-based compensation as reported in the statements of operations	337	519
Deduct: Total stock-based employee compensation expense determined under the fair value based method	(1,063)	(1,743)

Pro forma net income attributable to common stockholders	$535	$1,105

Net income per share attributable to common stockholders
Basic – as reported	$0.07	$0.14

Diluted – as reported	$0.07	$0.13

Basic – pro forma	$0.03	$0.07

Diluted – pro forma	$0.03	$0.06

     The pro forma effects of estimated stock-based compensation expense on net income and earnings per share for the three and six months ended June 30, 2005 were estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Risk free interest rate	3.69%	3.58%
Expected dividend yield	—	—
Expected volatility	51.7%	52.7%
Expected life (in years)	3.2	3.3
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

WEBSIDESTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net (Loss) Income per Share
     Basic net (loss) income per share is determined by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if options and warrants to issue common stock were exercised. In periods in which the inclusion of such instruments was anti-dilutive, the effect of such securities was not given consideration.
     The Company has excluded outstanding stock options and unvested common stock subject to repurchase from the calculation of diluted loss per share for the three and six months ended June 30, 2006 because such securities are anti-dilutive for that period as the Company was in a net loss position. There were no potential shares excluded in the earnings per share calculation for the three and six months ended June 30, 2005 because the Company was profitable. The total number of potential common shares excluded from the calculation of diluted loss per share is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Potential shares excluded from diluted loss per share
Unvested common stock	35,756	19,059
Options and warrants	1,273,487	1,310,185

	1,309,243	1,329,244

     Employee stock options and restricted common stock to purchase 1,661,666 and 151,550 shares of common stock during the three months ended June 30, 2006 and 2005, respectively, and 1,438,681 and 83,281 shares of common stock during the six months ended June 30, 2006 and 2005, respectively, were outstanding but not included in the computation of diluted earnings per share, because the option price was greater than the average market price of the common stock, and therefore, the effect on diluted income per share would be anti-dilutive.
Income Taxes
     The Company provides for income taxes using the liability method. Under the liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of future income tax assets is dependent upon the generation of sufficient future taxable income during the period in which the deferred tax assets are recoverable. Management assesses the likelihood that the deferred tax assets will be recovered from future taxable income and whether a valuation allowance is required to reflect any uncertainty. Management has determined that no such valuation allowance was necessary as of June 30, 2006. Tax rate changes are reflected in the computation of the income tax provision during the period such changes are enacted. In connection with the Company’s initial public offering, the Company triggered a change in control resulting in annual limitations on the amount of the historical net operating losses that can be utilized to offset future taxable income.
     The Company has not provided applicable U.S. income and foreign withholding taxes on undistributed earnings from foreign subsidiaries at June 30, 2006 and December 31, 2005, since they are expected to be reinvested indefinitely outside the U.S. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to various foreign countries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability that might be payable if those earnings were eventually repatriated.
Future Accounting Requirements
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.
3. Business Combinations
Visual Sciences
     On February 1, 2006, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), the Company acquired all of the outstanding units of membership interest (the “Units”) of Visual Sciences, a provider of streaming data analysis and visualization

WEBSIDESTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
software and services, for approximately $46.1 million in consideration, consisting of approximately $22 million in cash, senior notes with an estimated fair value of $18.7 million (aggregate principal amount of $20.0 million) (the “Senior Notes”) and warrants to purchase 1,082,923 shares of the Company’s common stock with an estimated fair value of approximately $6.4 million. The Company has also granted to certain employees of Visual Sciences 189,507 shares of restricted common stock with an aggregate estimated fair value of $3.6 million and non-qualified stock options to purchase 350,000 shares of common stock with an aggregate estimated fair value of $2.9 million, each of which will be recorded as stock-based compensation over the respective, requisite service periods pursuant to SFAS No. 123R. In addition, the Company has issued 568,512 shares of common stock (the “Escrowed Common Stock”). In addition to the consideration outlined above, the Company also incurred approximately $1.3 million in transaction costs. The acquisition of Visual Sciences allows the Company to offer an in-house, software based, technology platform to measure, collect, integrate, manage, analyze and visualize high volumes of data across multiple channels. Visual Sciences is operated as a wholly owned subsidiary of the Company.
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
     The $6.4 million value assigned to the warrants, which were fully vested upon issuance, was calculated using the Black-Scholes valuation model based on, among other things, the average closing price of the Company’s common stock from the period two days before and including the day of the public announcement of the merger of $20.21, a warrant exercise price of $18.47, a term of 1.5 years, volatility of 47% and the 1,082,923 shares of the Company’s common stock issuable upon exercise of the warrants.
     The Escrowed Common Stock will be held in escrow for a period not to exceed 14 months from the February 1, 2006 closing date to secure indemnification obligations of Visual Sciences. Any part of the Escrowed Common Stock paid to the former owners of Visual Sciences will be accounted for as additional purchase price if, and when, such part of the escrow amount is no longer subject to the indemnification obligations under the Merger Agreement.
The purchase price has been allocated as follows (in thousands):

February 1,
2006
Cash	$3,083
Accounts receivable	1,792
Prepaid expenses and other current assets, and deferred tax assets-current	1,819
Property and equipment	1,760
Other long-term assets	41
Intangible assets	18,680
Goodwill	24,833
Accounts payable and accrued liabilities	(2,210)
Deferred revenues	(1,431)

Purchase price, including transaction costs	$48,367

     The final purchase price has been increased by a total of $967,000 from the preliminary purchase price allocation. The adjustments consist of an increase of $1.1 million to prepaid expenses and other current assets, and deferred tax assets-current, an increase of $144,000 to property and equipment, a decrease of $114,000 to goodwill and an increase in deferred revenues of $170,000.
     The acquired intangible assets and goodwill have been classified in the Visual Sciences reportable segment. The total amount assigned to goodwill is deductible for tax purposes. The weighted average amortization period for the acquired intangible assets is as follows:
•	completed technology of $12.8 million: 5 years

•	customer relationships of $3.9 million: 5 years

WEBSIDESTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
•	maintenance contracts of $1.7 million: 10 years

•	trade name of $0.3 million: 3 years
     The merger with Visual Sciences closed on February 1, 2006. Therefore, the Company’s results of operations for the three and six months ended June 30, 2006 include the results of operations of Visual Sciences beginning February 1, 2006. The following table summarizes unaudited pro forma operating results for the three and six months ended June 30, 2006 and 2005 as if the Company had completed the merger as of the beginning of each period presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$15,245	$11,100	$29,492	$19,824
(Loss) income before cumulative effect of change in accounting principle	(2,432)	1,606	(4,212)	3,258
Net (loss) income	(2,432)	1,606	(4,199)	3,258
(Loss) earnings per share — basic	(0.13)	0.10	(0.23)	0.20
(Loss) earnings per share — diluted	(0.13)	0.09	(0.23)	0.18
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
     In accordance with the terms of the Avivo merger agreement and the escrow agreement entered into by the Company on May 4, 2005 (the “Escrow Agreement”), approximately $807,000, all of which is included in prepaid expenses and other current assets in the accompanying balance sheet as of June 30, 2006 and included in other assets as of December 31, 2005, and approximately 592,000 shares of common stock (together, the “Escrow Amount”) are being held in escrow to secure indemnification obligations of Avivo and possible adjustments to the purchase price conditioned on shortfalls in certain defined revenue goals for Avivo for a period of 15 months from the May 4, 2005 closing. Purchase price adjustments based on revenue shortfalls cannot exceed $6.5 million of the Escrow Amount. At the termination of the 15-month period, up to approximately one-fourth of the original Escrow Amount will be held back for an additional nine months to secure certain indemnification obligations of Avivo. The payment of the Escrow Amount to the shareholders of Avivo is contingent on the outcome of events that cannot be determined at this time. Any part of the Escrow Amount paid to the selling shareholders of Avivo will be accounted for as additional purchase price if, and when, such part of the Escrow Amount is no longer subject to the indemnification obligations under the Escrow Agreement.
4. Debt
     In connection with the merger with Visual Sciences (described in Note 3), the Company issued senior notes in an aggregate principal amount of $20 million to former members of Visual Sciences. The senior notes accrue interest at a rate of 4% per annum and mature on August 1, 2007. Interest on the notes is payable at maturity or on certain earlier repayment or prepayment dates. The senior notes are subject to mandatory repayment, on demand, at any time after April 1, 2007 or upon certain underwritten public offerings of the Company’s common stock and must be repaid if the Company incurs indebtedness that ranks senior or pari passu with the priority of payment attributable to the indebtedness represented by the senior notes, subject to certain exceptions for permitted indebtedness under the senior notes. The Company has the right to prepay, in whole or in part, at any time without penalty, the outstanding principal amount of these senior notes and all accrued interest thereon. The note payable balance has been classified as current as of June 30, 2006 due to the callable feature.

WEBSIDESTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The Company has recorded imputed interest on the senior notes based on an effective interest rate of 9.5%. The discount of $1.3 million is being amortized, using the effective interest method, over the period ending April 1, 2007, which is the date on which the senior notes become payable upon demand. Total discount amortization of $256,000 and $427,000 was recorded as interest expense during the three and six months ended June 30, 2006, respectively.
5. Composition of Certain Balance Sheet Captions
Property and Equipment
     The following table sets forth the components of property and equipment, net (in thousands):

	June 30,	December 31,
	2006	2005
Computers and office equipment	$9,391	$5,252
Furniture and fixtures	1,218	1,025
Leasehold improvements	258	369
Construction-in-progress	575	—

	11,442	6,646
Accumulated depreciation	(5,705)	(4,114)

	$5,737	$2,532

     The Company leases certain computer and office equipment under capital leases. Included within property and equipment was $121,000 of such equipment as of June 30, 2006 and December 31, 2005. Accumulated amortization relating to certain computer and office equipment under capital leases totaled $38,000 and $26,000 at June 30, 2006 and December 31, 2005, respectively.
Investments
     Short-term and long-term investments consist of the following (in thousands):

	Short-term		Long-term
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005
Available for sale
Certificates of deposit	$1,997	$3,418	$—	$755
Mortgage backed securities	5,315	3,983	—	2,521
Federal agencies	910	4,311	—	—

	$8,222	$11,712	$—	$3,276

Intangible Assets, net
     Intangible assets, net consist of the following (in thousands):

	June 30, 2006			December 31, 2005
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Customer relationships	$11,240	$(2,523)	$8,717	$7,340	$(1,147)	$6,193
Maintenance contracts	1,670	(120)	1,550	—	—	—
Acquired complete technology	13,690	(1,419)	12,271	910	(202)	708
Trade name	330	(46)	284	—	—	—

	$26,930	$(4,108)	$22,822	$8,250	$(1,349)	$6,901

     The customer relationships, maintenance contracts, acquired complete technology and trade name have weighted average amortization periods of approximately 63 months, 120 months, 58 months and 36 months, respectively. The values assigned to the intangible assets were, in large part, based on the values determined using a discounted cash flow model. The customer relationships and maintenance contracts are amortized based on the pattern in which the economic benefit is consumed and the acquired complete technology and trade name are amortized on a straight-line basis, which approximates that pattern.

WEBSIDESTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Future amortization expense for the remainder of 2006 and for 2007, 2008, 2009, 2010 and thereafter is expected to be $3.1 million, $5.4 million, $4.8 million, $4.4 million, $4.1 million and $1.0 million, respectively, excluding any incremental expense that could result if we consummate future acquisitions.
     Goodwill of $24.8 million was recorded as a result of the merger with Visual Sciences on February 1, 2006 (Note 3).
Accrued Liabilities
     The following table sets forth the components of accrued liabilities (in thousands):

	June 30,	December 31,
	2006	2005
Accrued bonuses and commissions	$1,640	$1,579
Accrued payroll and vacation	1,596	1,017
Accrued accounting and legal services	846	487
Accrued sublease liability	77	240
Other accrued expenses	1,614	557

	$5,773	$3,880

6. Stock-Based Compensation Plans
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
     The 2004 Plan replaced the Company’s 2000 equity incentive plan (“2000 Plan”) but all awards outstanding under the 2000 Plan as of the effective date of the 2004 Plan remained outstanding and exercisable pursuant to the terms of the 2000 Plan and the terms of such individual grants, but no additional awards will be granted under the 2000 Plan. The 2004 Plan provides for awards consisting of stock options, restricted stock, stock appreciation rights, performance awards, dividend equivalents, stock payments, restricted stock units and other stock related benefits, or any combination thereof. The 2004 Plan provides for the grant of options and restricted (nonvested) stock awards to selected employees and directors of, and consultants to, the Company to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of grant.
     In May 2006, the Company adopted the 2006 Employment Commencement Equity Incentive Award Plan (the “2006 Plan”). The 2006 Plan authorizes the issuance of up to 500,000 shares of common stock and it provides for awards consisting of stock options, restricted stock, stock appreciation rights, dividend equivalents, stock payments, restricted stock units and other stock-based award, or any combination thereof. Awards under the 2006 Plan may only be made to new employees of the Company (or following a bona fide period of non-employment) in connection with such employee’s commencement of employment with the Company if such grant is an inducement material to such employee’s entering into employment with the Company.
     In the event of a change of control, as defined in each of the 2006 Plan, 2004 Plan and 2000 Plan (collectively, the “Plans”) where the acquirer does not assume or replace awards granted under the Plans, such awards that are held by participants whose employment or service with the Company has not terminated will be subject to accelerated vesting such that 100% of such awards will become vested and exercisable in connection with such change of control.
     Vesting provisions and other terms and conditions are determined by the compensation committee at the time of grant. Options granted under the Plans generally vest over four years and restricted stock awards generally vest over one year. Options generally expire seven or ten years from the date of grant and restricted stock awards generally have a contractual term of one year. Stock-based compensation is measured at the grant-date fair value and is amortized over the vesting term using an accelerated graded method as allowed by SFAS No. 123R. Upon option exercise, the Company issues new shares of stock.
     With the acquisition of Avivo Corporation in May 2005, the Company assumed all of the options then outstanding under the Avivo 1999 Equity Incentive Plan (the “Avivo Plan”), which then became exercisable for approximately 164,000 shares of the Company’s common stock. The options will continue to vest under the terms of the Avivo Plan. These options generally vest over five years and

WEBSIDESTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
expire ten years from the grant date. The Company does not intend to grant any options under the Avivo Plan as all grants subsequent to the May 4, 2005 acquisition will be made under the Company’s Plans. All information below includes the options assumed by the Company under the Avivo Plan.
     The Company has recorded approximately $2.0 million and $3.6 million of compensation expense relative to stock options for the three and six months ended June 30, 2006, respectively, in accordance with SFAS No. 123R. As of June 30, 2006, there was approximately $4.1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.55 years. Stock option activity under all plans is summarized as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Prices	Term (years)	(in millions)
Balance at December 31, 2005	2,814,596	$9.29
Granted	1,296,935	18.69
Exercised	(61,156)	7.28
Forfeited	(138,951)	8.82

Balance at March 31, 2006	3,911,424	12.45	8.20	$21.1
Granted	138,934	13.80
Exercised	(53,202)	5.96
Forfeited	(93,176)	14.02

Balance at June 30, 2006	3,903,980	12.54	7.93	$8.7

Options exercisable at June 30, 2006	900,955	6.88	7.32	$5.0
     The Company has recorded $872,000 and $1.4 million of compensation expense relative to restricted stock awards for the three and six months ended June 30, 2006, respectively, in accordance with SFAS No. 123R. As of June 30, 2006, there was $2.1 million of total unrecognized compensation costs related to the restricted stock awards. These costs are expected to be recognized over a weighted average period of 0.59 years. Restricted (nonvested) stock activity under all plans is summarized as follows:

		Weighted
		Average
	Restricted	Remaining
	Stock	Contractual
	Outstanding	Term (in years)
Nonvested shares at December 31, 2005	—
Awarded	199,507
Vested	(1,666)
Forfeited	(2,286)

Nonvested shares at March 31, 2006	195,555	0.83
Awarded	—
Vested	(2,500)
Forfeited	(2,418)

Nonvested shares at June 30, 2006	190,637	0.59

     The weighted average grant-date estimated fair value of options granted during the three and six months ended June 30, 2006 was $5.57 and $7.38 per share, respectively, and the weighted average grant-date estimated fair value of restricted stock awards granted during both the three and six months ended June 30, 2006 was $18.86 per share. The total intrinsic value of options exercised was $400,000 and $977,000 for the three and six months ended June 30, 2006, respectively, and the total estimated fair value of restricted stock awards vested was $35,000 and $60,000 for the three and six months ended June 30, 2006, respectively.
     The weighted average estimated grant-date fair value of options granted during the three and six months ended June 30, 2005 was $5.41 and $5.17 per share, respectively. There were no restricted stock awards granted during the three and six months ended June 30, 2005. The total intrinsic value of options exercised was $397,000 and $504,000 and the total fair value of stock awards vested was zero for the three and six months ended June 30, 2005.

WEBSIDESTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Segment Information
     As a result of the Company’s merger with Visual Sciences in February 2006, the Company has two reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information: WebSideStory and Visual Sciences. WebSideStory sells products to build and optimize a company’s online presence such as web analytics, website search, web content management, and keyword bid management. Visual Sciences sells products that analyze customer interactions and data across a company’s business, such as web, call center and messaging analytics. Customers use the services offered by WebSideStory to better understand how Internet users respond to website design and content, online marketing and e-commerce offerings and to manage the content of their web pages and make them searchable. Customers use the services offered by Visual Sciences to analyze and understand customer interaction across multiple delivery channels. Delivery of the services offered by WebSideStory occurs on-demand over the Internet using secure, proprietary and scalable applications and system architectures. Delivery of the services offered by the Visual Sciences division occur either in-house by installation of licensed software on a customer’s hardware or on-demand over the Internet using secure, proprietary and scalable applications and system architectures.
     The Company uses the management approach, which designates the internal organization that is used by management to make operating decisions and assess performance, as the source of the Company’s reportable segments.
     The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005 and those policies included in Note 2 of these condensed consolidated financial statements.
     The following table sets forth the Company’s segment information (in thousands):

		Visual
	WebSideStory	Sciences	Total
Three Months Ended June 30, 2006
Revenues from external customers	$13,571	$1,674	$15,245
Loss from operations	(535)	(3,369)	(3,904)
Loss before cumulative effect of change in accounting principle	(531)	(1,901)	(2,432)
Depreciation and amortization expense	519	221	740
Amortization of intangible assets	554	991	1,545
Stock-based compensation expense	1,628	1,267	2,895

	WebSideStory	Sciences	Total
Three Months Ended June 30, 2005
Revenues from external customers	$9,412	$—	$9,412
Income from operations	1,176	—	1,176
Income before cumulative effect of change in accounting principle	1,261	—	1,261
Depreciation and amortization expense	312	—	312
Amortization of intangible assets	261	—	261
Stock-based compensation expense	337	—	337

		Visual
	WebSideStory	Sciences	Total
Six Months Ended June 30, 2006
Revenues from external customers	$26,211	$2,477	$28,688
Loss from operations	(588)	(5,527)	(6,115)
Loss before cumulative effect of change in accounting principle	(684)	(3,503)	(4,187)
Depreciation and amortization expense	937	346	1,283
Amortization of intangible assets	1,108	1,651	2,759
Stock-based compensation expense	3,056	2,074	5,130

WEBSIDESTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Visual
	WebSideStory	Sciences	Total
Six Months Ended June 30, 2005
Revenues from external customers	$16,369	$—	$16,369
Income from operations	2,123	—	2,123
Income before cumulative effect of change in accounting principle	2,329	—	2,329
Depreciation and amortization expense	600	—	600
Amortization of intangible assets	261	—	261
Stock-based compensation expense	519	—	519

		Visual
	WebSideStory	Sciences	Total
As of June 30, 2006
Goodwill	$21,286	$24,833	$46,119
Intangible assets, net	5,793	17,029	22,822
Total assets	72,774	49,712	122,486

		Visual
	WebSideStory	Sciences	Total
As of December 31, 2005
Goodwill	$21,286	$—	$21,286
Intangible assets, net	6,091	—	6,091
Total assets	87,743	—	87,743
     As of June 30, 2006 and December 31, 2005, assets located outside the United States were 8% of total assets. Revenue for the three and six months ended June 30, 2006 and 2005, by subsidiary geographic region was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
United States	$13,215	$8,108	$24,948	$13,776
Europe	2,030	1,304	3,740	2,593

	$15,245	$9,412	$28,688	$16,369

     No individual European subsidiary accounted for 10% or more of revenue for the three and six months ended June 30, 2006 and 2005.
8. Commitments and Contingencies
     On February 3, 2006, NetRatings, Inc., an internet media and market research company, filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The suit alleges willful infringement of United States Patent Nos. 5,675,510, 6,108,637, 6,115,680, 6,138,155, 6,763,386. In the complaint, NetRatings seeks a preliminary and permanent injunction, unspecified monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. The Company’s answer to the complaint, in which it denied the material allegations of the complaint, was filed on March 24, 2006. A final pre-trial conference for this case is scheduled for July 25, 2007. No trial date is currently set for this case. Although there can be no assurance that an unfavorable outcome in this matter would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims made by NetRatings are without merit and intends to vigorously defend the action. As such, the Company does not believe a probable or estimable loss contingency related to this matter exists as of June 30, 2006; therefore, no loss accrual has been recorded.
     On February 22, 2006, the Company filed a complaint in the United States District Court for the Southern District of California charging NetRatings with willful infringement of United States Patent No. 6,393,479. The complaint seeks a permanent injunction against continued infringement as well as unspecified monetary damages (compensatory and enhanced) and recovery of the Company’s attorneys’ fees and costs. On March 30, 2006, the Company filed a first amended complaint containing additional details regarding the NetRatings’ products currently accused of infringing the ‘479 Patent. NetRatings’ answered the amended complaint on April 12, 2006, denying the material allegations of the amended complaint and asserting counterclaims for a declaration of non-infringement and invalidity/unenforceability of the ‘479 Patent. On May 5, 2006, the Company replied to the counterclaims, denying their material allegations. A final pre-trial conference for this case is scheduled for September 10, 2007. No trial date is currently set

WEBSIDESTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
for this case. Given the nature of patent litigation, at the present time the Company is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified.
     From time to time, the Company is also involved in other routine litigation arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
     The Company leases its office facilities and office equipment under non-cancelable operating lease arrangements that expire on various dates through 2013. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis. The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, net of sublease rental income of $201,000 for the remainder of 2006 and $564,000 in 2007, in effect at June 30, 2006 (in thousands):

Year Ended December 31:
Remainder of 2006	$796
2007	2,038
2008	2,503
2009	2,562
2010	2,639
Thereafter	5,751

Total	$16,289

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
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. This report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to our management. You can identify these forward-looking statements by the use of words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, our reliance on our web analytics services for the majority of our revenue; blocking or erasing of cookies or limitations on our ability to use cookies; the company’s limited experience with digital marketing applications beyond web analytics; the risks associated with integrating the operations and products of Avivo and Visual Sciences with those of the company; privacy concerns and laws or other domestic or foreign regulations that may subject the company to litigation or limit our ability to collect and use Internet user information; our ability to defend against claims of patent infringement alleged by NetRatings, Inc.; our ongoing ability to protect our own intellectual property rights and to avoid violating the intellectual property rights of third parties; the highly competitive markets in which we operate that could make it difficult for us to acquire and retain customers; the risk that our customers fail to renew their agreements; the risks associated with the company’s indebtedness; the risk that the company’s services may become obsolete in a market with rapidly changing technology and industry standards; and other risks described in Part II below under the heading “Item 1A. Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report.
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
Overview
     WebSideStory was founded and commenced operations in September 1996 and is a leading provider of digital marketing and analytics solutions. We currently operate through two divisions – the WebSideStory division and the Visual Sciences division. The WebSideStory division sells products to build and optimize a company’s online presence such as web analytics, website search, web content management, and keyword bid management. The Visual Sciences division, which we acquired as a result of our merger with Visual Sciences on February 1, 2006, sells products that analyze customer interactions and data across a company’s business, such as web, call center and messaging analytics. Customers use the services offered by the WebSideStory division to better understand how Internet users respond to website design and content, online marketing and e-commerce offerings and to manage the content of their web pages and make them searchable. Customers use the services offered by the Visual Sciences division to analyze and understand customer interaction across multiple delivery channels. Delivery of the services offered by the WebSideStory division occurs on-demand over the Internet using secure, proprietary and scalable applications and system architectures. This on-demand delivery model allows us to concurrently serve a large number of customers and to efficiently distribute the workload across our networks of servers. These services are provided on a subscription basis to customers for a fee, which is either fixed or based on the actual number of web sites and total page views and transactions monitored by our services. Contracts for subscription services typically range in duration from one to three years. Delivery of the services offered by the Visual Sciences division occurs either in-house by installation of licensed software on a customer’s hardware or on-demand over the Internet using secure, proprietary and scalable applications and system architectures. The pricing for the software offered by the Visual Sciences division is based on the number of licenses and modules sold. Post-contract support and professional services are often sold in addition to the licenses. Hosting services are priced as an additional service and are based upon the hosting period. Contracts for hosting services generally range from six months to two years.

     We derive most of our revenue from HBX™, one of our web analytics applications sold by our WebSideStory division. Web analytics refers to the collection, analysis and reporting of information about Internet user activity. Our HBX application collects data from web browsers, processes that data and delivers analytic reports of online behavior to our customers on demand, allowing them to improve their websites and their online marketing campaigns. Our analytic reporting and data collection processes can be integrated with third-party applications through our published application programming interfaces, or APIs, and through standard-format data feeds.
     As of June 30, 2006, we had over 1,400 customers. Our direct sales force sells our services to a broad range of organizations in many industries, including, among others, sports and entertainment, news, retail, financial services, travel, technology, manufacturing, telecommunications and education.
     In February 2006, we acquired Visual Sciences, a provider of streaming data analysis and visualization software and services, in exchange for $22.0 million in cash, 568,512 shares of common stock (which is currently held in escrow), warrants to purchase 1,082,923 shares of common stock with an exercise price of $18.47 per share, and $20.0 million in aggregate principal amount of senior notes. In connection with the transaction, we also granted 189,507 shares of restricted common stock to certain employees of Visual Sciences, which vest on January 30, 2007. In addition, we issued non-qualified stock options to purchase 350,000 shares of common stock to certain employees of Visual Sciences after the merger. We believe this merger expands our addressable market by adding customer interaction analysis solutions for the call center, e-mail and, in the future, other non-web delivery channels such as stores and branches. This merger also positions us to address the web analytics needs of large enterprises that require in-house solutions.
     We generated approximately 13% and 16% of revenue from subsidiaries located outside of the United States for the six months ended June 30, 2006 and 2005, respectively. We anticipate that the percentage of revenue from international operations will remain consistent or grow as we increase our direct sales force and build brand awareness in foreign markets. We have released foreign language versions of our HBX service to facilitate use in certain foreign markets. Although we have not entered into any agreement or understanding for an international acquisition, we have evaluated international acquisition opportunities in the past and will continue to do so in the future.
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
     Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations and include allowance for doubtful accounts, accounting for stock-based compensation, accounting for business combinations, impairment of long-lived assets and goodwill and income taxes. Other than the change in our accounting policies for stock-based compensation, due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), and changes to our revenue recognition policies to reflect new revenue streams associated with the Visual Sciences services discussed below, management believes there have been no material changes during the three and six months ended June 30, 2006 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC.
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
     We begin revenue recognition for services based on the following:
•	Revenue recognition for subscription services begins when the customer has been given access to the service.

•	Revenue recognition for post-contract and hosting support services begins upon acceptance of the software. For contracts without acceptance provisions, revenue recognition for post-contract support begins upon completion of installation.
     Subscription and hosting revenues are recognized over the term of the related service periods, which generally range from six months to two years. Upfront fees from hosting arrangements are recognized over the estimated customer relationship period. We warrant certain levels of uptime reliability under subscription arrangements and permit our customers to receive credits or terminate their agreements in the event that we fail to meet those levels. We have rarely provided any such credits or termination rights. Subscription and hosting revenues that are invoiced and paid in advance of delivery of the service are recorded as deferred revenue.
     All software license arrangements include post-contract support services, which are recognized ratably over the term of the post -contract service period, typically one year. Post-contract support services provide customers with rights to when and if available updates, maintenance releases and patches released during the term of the support period.
     License Revenue
     We derive our license revenue from selling perpetual software licenses to our customers. We do not provide custom software development services or create tailored products to sell to specific customers. Pricing is based on a standard price list with volume and marketing related discounts. The perpetual software licenses are sold with the first year of post-contract services, installation and training. As such, the combination of these products and services represent a “multiple-element” arrangement for revenue recognition purposes.
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
     Revenue for perpetual software licenses is recognized when all of the following occur:
1.	Persuasive evidence of an arrangement exists, which consists of a written contract signed by both the customer and us.

2.	Delivery has occurred, which is after acceptance of the software, or for contracts without acceptance provisions, delivery occurs after completion of installation.

3.	The fee is fixed or determinable, which is when we have a signed contract that states the agreed upon fee for our products and/or services and specifies the related terms and conditions that govern that arrangement.

4.	Collection is probable as determined by the payment history of the customer and the customer’s financial position.

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
Stock-based Compensation Expense
     On January 1, 2006, we adopted the provisions of SFAS No. 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant-date fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors.
Future Accounting Requirements
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.
Results of Operations
     The following table presents our selected condensed consolidated statements of operations data (as a percentage of revenue) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Subscription, hosting and support	85%	94%	86%	96%
License	3%	0%	3%	0%
Professional services	7%	2%	7%	1%
Advertising	4%	4%	4%	3%

Total revenues	100%	100%	100%	100%

Cost of revenues
Cost of revenue	26%	17%	25%	16%
Amortization of intangible assets	5%	1%	4%	0%

Total cost of revenues	31%	18%	29%	16%

Gross profit	69%	82%	71%	84%

Operating expenses
Sales and marketing	46%	38%	45%	40%
Technology development	22%	13%	21%	12%
General and administrative	21%	16%	21%	17%
Amortization of intangible assets	5%	2%	5%	1%

Total operating expenses	95%	69%	92%	70%

(Loss) income from operations	(26)%	13%	(21)%	14%

Interest expense	(3)%	0%	(3)%	0%
Interest income	1%	2%	1%	2%
Other expense	0%	(1)%	0%	0%

(Loss) income before provision for income taxes	(28)%	14%	(23)%	16%

(Benefit from) provision for income taxes	(12)%	1%	(8)%	1%

(Loss) income before cumulative effect of change in accounting principle	(16)%	13%	(15)%	15%

Cumulative effect of change in accounting principle (net of tax)	0%	0%	0%	0%

Net (loss) income	(16)%	13%	(15)%	15%

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
Revenue
     During the three months ended June 30, 2006, total revenues increased $5.8 million, or 62%, to $15.2 million compared to total revenues of $9.4 million in the corresponding period of the prior year. Revenue from our WebSideStory division for the three months ended June 30, 2006 comprised $13.6 million, or 89% of aggregate revenues, and revenues from our Visual Sciences division represented $1.7 million, or 11% of aggregate revenues. Revenue for the three months ended June 30, 2005 was derived entirely from our WebSideStory division.
     Subscription, Hosting and Support Revenue. Subscription revenue increased 48% to $13.0 million, or 85% of total revenue, for the three months ended June 30, 2006 from $8.8 million, or 94% of total revenue, for the three months ended June 30, 2005. Approximately 67% of the increase was the result of an increase in the number of new customers for our services and lower attrition rates. The mergers with Visual Sciences in February 2006 and Avivo in May 2005 accounted for $1.4 million or the remaining 33% of the increase. We expect our subscription, hosting and support revenues to continue to increase in the future as we increase our customer base and continue to consider opportunities to grow the business through strategic acquisitions or mergers.

     License Revenue. License revenue was $477,000, or 3% of total revenue for the three months ended June 30, 2006. There was no license revenue during the three and six months ended June 30, 2005. This revenue is entirely attributable to the Visual Sciences division as a result of our merger with Visual Sciences in February 2006. We expect license revenue to increase in future periods.
     Professional Services Revenue. Professional services revenue was $1.1 million, or 7% of total revenue, for the three months ended June 30, 2006, an increase of $942,000 from the three months ended June 30, 2005. The Visual Sciences division and the WebSideStory division accounted for $688,000 and $254,000, respectively, of the increase in professional services revenue for the three months ended June 30, 2006. With respect to the WebSideStory division, approximately half of the increase in professional services revenue was attributable to the acquisition of Avivo in May 2005 with the other half attributable to increased sales of optimization work provided to our existing customer base. We expect professional services revenue to continue to increase in future periods.
     Advertising Revenue. Advertising revenue increased to $611,000, or 4% of total revenue, for the three months ended June 30, 2006 from $417,000, or 4% of total revenue, for the three months ended June 30, 2005. This increase was due to the acquisition of Avivo and the inclusion of its advertising revenue beginning May 4, 2005.
Cost of Revenues and Operating Expenses
     Cost of Revenues. Cost of revenues increased $3.0 million, or 180%, to $4.7 million, or 31% of total revenue, for the three months ended June 30, 2006 from $1.7 million, or 18% of total revenue, for the three months ended June 30, 2005. Approximately $1.4 million, or 48%, of the increase resulted from the acquisition of Avivo and the merger with Visual Sciences (net of stock-based compensation expense and intangibles amortization expense). In addition, during the first quarter of 2006, we adopted SFAS No. 123R and recorded an increase of $545,000 of stock-based compensation expense in cost of revenue, which accounted for 18% of the increase for the three months ended June 30, 2006. The amortization of intangible assets related to our two business combinations increased $656,000 and accounted for 22% of the increase. The remaining increase primarily resulted from an increase in salaries, bonuses and employee-related costs associated with the expansion of our professional services department. We expect cost of revenue to increase in absolute dollars and increase as a percentage of revenue in future periods. The increase, in percentage terms, is attributable to professional services related to the Avivo and Visual Sciences business combinations.
     Sales and Marketing Expenses. Sales and marketing expenses increased 94% to $6.9 million, or 46% of total revenue, for the three months ended June 30, 2006 from $3.6 million, or 38% of total revenue, for the three months ended June 30, 2005. The acquisition of Avivo and the merger with Visual Sciences contributed $1.3 million and accounted for 36% of the increase (net of stock-based compensation expense). Stock-based compensation expense increased $920,000 and accounted for 27% of the increase. Approximately $692,000, or 21%, of the remaining increase was attributable to salaries and wages and related employee benefits for additional sales and marketing personnel. Additionally, the growth in sales and marketing personnel and number of customers caused travel and lodging costs to increase. As our customer base grows and our company expands to meet the increased demands, we will continue to hire additional sales and customer retention personnel in future periods, and, as a result, we expect such expenses to increase in the future.
     Technology Development Expenses. Technology development expenses increased $2.1 million, or 166%, to $3.3 million, or 22% of total revenue, for the three months ended June 30, 2006 from $1.3 million, or 13% of total revenue, for the three months ended June 30, 2005. The acquisition of development resources at both Avivo and Visual Sciences added $931,000 and accounted for 45% of the increase (net of stock-based compensation expense). Stock-based compensation expense increased by $522,000 and accounted for 25% of the increase. Finally, approximately 22% of the increase was due to the cost of expanding our development efforts in Russia, increased headcount and lower costs for internally developed software, which we capitalize. We expect that technology development expenses will increase in future periods as we increase our investments in development and as the cost of internally developed software decreases. Our internally developed software amortization expense will increase as we amortize the cost related to completed projects.
     General and Administrative Expenses. General and administrative expenses increased 119% to $3.3 million, or 22% of total revenue, for the three months ended June 30, 2006 from $1.5 million, or 16% of total revenue, for the three months ended June 30, 2005. Approximately 33% of the increase was due to professional fees for accounting and legal services. Stock-based compensation contributed $571,000, or 32%, to the increase, and the business combinations with Avivo and Visual Sciences contributed $289,000 which accounted for 16% of the increase for the three months ended June 30, 2006 (net of stock-based compensation expense). The remaining increase was due to numerous less significant changes in a number of general operating categories. We expect general and administrative expenses to increase as we add headcount and incur additional costs related to operating as a public company. We also expect that legal costs associated with the NetRatings patent infringement litigation will increase in future periods.

     Amortization of Intangibles. Amortization of intangibles expense increased to $830,000, or 5% of total revenue, for the three months ended June 30, 2006 compared to $202,000, or 2% of total revenue, for the three months ended June 30, 2005. The increase was attributable to both the Avivo and Visual Sciences business combinations. Avivo accounted for $478,000 of the expense based on the purchase price allocation of $8.3 million in intangible assets. These intangible assets have estimated lives ranging from three to six years with a weighted-average estimated life of approximately five years. There was only two months of amortization expense included for the second quarter of 2005 based on the Avivo acquisition date of May 4, 2005. Visual Sciences accounted for $352,000 of the expense based on the purchase price allocation of $18.7 million in intangible assets with estimated useful lives of three to ten years. Intangible asset amortization of acquired complete technology is included in cost of revenue and amortization of customer and maintenance contracts and trade name is included in operating expenses.
Other Income, Net
     Interest expense. For the three months ended June 30, 2006, interest expense increased $452,000 compared to the corresponding period of the prior year. The increase in interest expense resulted from imputed interest on the senior notes issued in connection with the Visual Sciences merger.
     Interest income. During the three months ended June 30, 2006, interest income decreased $74,000, or 35%, compared to the corresponding period of the prior year. The decrease was primarily due to lower cash, cash equivalent and investment balances available after the Visual Sciences merger.
Provision for Income Taxes
     The benefit from income taxes of $1.8 million for the three months ended June 30, 2006 compared to a provision for income taxes of $64,000 for the three months ended June 30, 2005, primarily related to our 2006 net loss position. Our effective income tax rate for the three months ended June 30, 2006 was approximately 43% as compared to an effective rate of 5% during the same period in 2005. In the second quarter of 2005 we had a valuation allowance on our deferred tax assets, which was released in the fourth quarter of 2005. We do not have a valuation allowance on our deferred tax assets as of June 30, 2006. We were profitable from the fourth quarter of 2003 through the end of 2005 and began generating a net loss in 2006 primarily due to the stock-based compensation expense associated with the adoption of SFAS No. 123R and the intangible asset amortization expense related to our Visual Sciences merger. We believe that it is more likely than not that we will utilize our deferred tax assets in the near future therefore, no valuation allowance has been recorded as of June 30, 2006. We will continue to monitor our financial results and the likelihood of utilizing our net operating loss carryforwards each quarter. Prior to the release of the valuation allowance, we recorded income tax expense based on the estimated amount of taxes payable within each period presented. In the second quarter of 2006, we recorded a benefit based on our effective rate of approximately 43%. The statutory rate of approximately 40% was reduced based on permanent differences which consisted of the imputed interest associated with the senior notes and meals and entertainment expense, offset by an increase associated with a higher forecasted annual loss for 2006 due to higher than anticipated stock-based compensation and legal and accounting fees.
Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
Revenue
     During the six months ended June 30, 2006, total revenues increased $12.3 million, or 75%, to $28.7 million compared to total revenues of $16.4 million in the corresponding period of the prior year. For the six months ended June 30, 2006, revenues from our WebSideStory division comprised $26.2 million, or 91% of aggregate revenues, and revenues from our Visual Sciences division represented $2.5 million, or 9% of aggregate revenues. Revenue for the six months ended June 30, 2005 was derived entirely from our WebSideStory division.
     Subscription, Hosting and Support Revenue. Subscription revenue increased 58% to $24.8 million, or 86% of total revenue, for the six months ended June 30, 2006 from $15.7 million, or 96% of total revenue, for the six months ended June 30, 2005. For the six months ended June 30, 2006, approximately 62% of the increase was the result of an increase in the number of new customers for our services and lower attrition rates. The mergers with Visual Sciences in February 2006 and Avivo in May 2005 accounted for $3.5 million, or the remaining 38% of the increase, for the six months ended June 30, 2006.
     License Revenue. License revenue was $728,000, or 3% of total revenue, for the six months ended June 30, 2006. This revenue is entirely attributable to the Visual Sciences division as a result of the merger with Visual Sciences.

     Professional Services Revenue. Professional services revenue was $1.9 million, or 7% of total revenue, for the six months ended June 30, 2006, an increase of $1.7 million from the six months ended June 30, 2005. The Visual Sciences division and WebSideStory division accounted for $1.0 million and $619,000, respectively, of the increase in professional services revenue for the six months ended June 30, 2006. With respect to the WebSideStory division, approximately 60% of the increase in professional services revenue was attributable to the acquisition of Avivo in May 2005, with the other 40% coming from increased sales of optimization work provided to our existing customer base.
     Advertising Revenue. Advertising revenue increased to $1.3 million, or 4% of total revenue, for the six months ended June 30, 2006 from $428,000, or 3% of total revenue, for the six months ended June 30, 2005. This increase was due to the acquisition of Avivo and the inclusion of its advertising revenue beginning May 4, 2005.
Cost of Revenues and Operating Expenses
     Cost of Revenues. Cost of revenues increased $5.7 million, or 210%, to $8.4 million, or 29% of total revenue, from $2.7 million, or 16% of total revenue, for the six months ended June 30, 2005. For the six months ended June 30, 2006, $2.7 million, or 48%, of the increase resulted from the acquisition of Avivo and the merger with Visual Sciences (net of stock-based compensation expense and intangibles amortization expense). The amortization of intangible assets increased $1.2 million and accounted for 20% of the increase in cost of revenue. In addition, during the first quarter of 2006, we adopted SFAS No. 123R and recorded an increase in stock-based compensation expense of $854,000 in cost of revenue, which accounted for 15% of the increase. The remaining increase primarily resulted from an increase in salaries, bonuses and employee-related costs associated with the expansion of our professional services department.
     Sales and Marketing Expenses. Sales and marketing expenses increased 97% to $12.9 million, or 45% of total revenue, for the six months ended June 30, 2006 from $6.6 million, or 40% of total revenue, for the six months ended June 30, 2005. The acquisition of Avivo and the merger with Visual Sciences contributed $2.4 million and accounted for 38% of the increase (net of stock-based compensation expense). Stock-based compensation expense increased $1.7 million and accounted for 26% of the increase. Approximately $1.4 million, or 22%, of the remaining increase was attributable to salaries and wages and related employee benefits for additional sales and marketing personnel. Additionally, the growth in sales and marketing personnel and number of customers caused travel and lodging costs to increase.
     Technology Development Expenses. Technology development expenses increased $4.0 million, or 200%, to $6.0 million, or 21% of total revenue, for the six months ended June 30, 2006 from $2.0 million, or 12% of total revenue, for the six months ended June 30, 2005. The acquisition of development resources at both Avivo and Visual Sciences added $1.8 million and accounted for 46% of the increase (net of stock-based compensation expense). Stock-based compensation expense increased by $1.1 million and accounted for 27% of the increase. Finally, approximately 26% of the increase was due to the cost of expanding our development efforts in Russia, increased headcount and lower costs for internally developed software, which we capitalize.
     General and Administrative Expenses. General and administrative expenses increased 115% to $6.0 million, or 21% of total revenue, from $2.8 million, or 17% of total revenue, for the six months ended June 30, 2005. Approximately 34% of the increase was due to professional fees for accounting and legal services. Stock-based compensation contributed $915,000, or 29%. In addition, the business combinations contributed $607,000 which accounted for 19% of the increase (net of stock-based compensation expense). The remaining increase was due to numerous less significant changes in a number of general operating categories.
     Amortization of Intangibles. Amortization of intangibles expense increased to $1.5 million, or 5% of total revenue for the six months ended June 30, 2006 compared to $202,000 for the six months ended June 30, 2005. The increase was attributable to both the Avivo and Visual Sciences business combinations. Avivo accounted for $956,000 of the expense based on the purchase price allocation of $8.3 million in intangible assets. These intangible assets have estimated lives ranging from three to six years with a weighted-average estimated life of approximately five years. There was only two months of amortization expense included for the first half of 2005 based on the Avivo acquisition date of May 4, 2005. Visual Sciences accounted for $586,000 of the expense based on the purchase price allocation of $18.7 million in intangible assets with estimated useful lives of three to ten years. Intangible asset amortization of acquired complete technology is included in cost of revenue and amortization of customer contracts and trade name is included in operating expense.

Other Income, Net
     Interest expense. For the six months ended June 30, 2006, interest expense increased $751,000 compared to the corresponding period of the prior year. The increase in interest expense resulted from imputed interest on the senior notes issued in connection with the Visual Sciences merger.
     Interest income. During the six months ended June 30, 2006, interest income decreased $99,000, or 25%, compared to the corresponding period of the prior year. The decrease was primarily due to lower cash, cash equivalent and investment balances available after the Visual Sciences merger.
Provision for Income Taxes
     The benefit from income taxes of $2.4 million for the six months ended June 30, 2006 compared to a provision for income taxes of $117,000 for the six months ended June 30, 2005, primarily related to our 2006 net loss position. Our effective income tax rate for the six months ended June 30, 2006 was approximately 36% as compared to an effective rate of 5% during the six months ended June 30, 2005. In the six months ended June 30, 2005 we had a valuation allowance on our deferred tax assets, which was released in the fourth quarter of 2005. We do not have a valuation allowance on our deferred tax assets as of June 30, 2006. We were profitable from the fourth quarter of 2003 through the end of 2005 and began generating a net loss in 2006 primarily due to the stock-based compensation expense associated with the adoption of SFAS No. 123R and the intangible asset amortization expense related to our Visual Sciences merger. We believe it is more likely than not that we will utilize our deferred tax assets in the near future therefore, no valuation allowance has been recorded as of June 30, 2006. We will continue to monitor our financial results and the likelihood of utilizing our net operating loss carryforwards each quarter. Prior to the release of the valuation allowance, we recorded income tax expense based on the estimated amount of taxes payable within each period presented. In the six months ended June 30, 2006, we recorded a benefit based on our effective rate of approximately 36%. The statutory rate of approximately 40% was reduced based on the permanent differences between book and tax. The permanent differences consisted of the imputed interest associated with the senior notes and meals and entertainment expense.
Liquidity and Capital Resources
     As of June 30, 2006, we had $8.8 million of cash and cash equivalents, $8.2 million in short-term investments and $9.4 million in working capital deficit, as compared to $20.0 million of cash and cash equivalents, $11.7 million in short-term investments and $24.7 million in working capital as of December 31, 2005.
     As described below, in February 2006 we used $22.0 million of our cash to pay a portion of the purchase price in connection with our merger with Visual Sciences. Also in connection with that merger, we issued $20.0 million in aggregate principal amount of senior notes. The senior notes mature on August 1, 2007. The senior notes accrue interest at a rate of 4% per annum, payable at maturity or on certain earlier repayment or prepayment dates. The senior notes are subject to mandatory repayment, on demand, at any time after April 1, 2007 or upon certain underwritten public offerings of our common stock and must be repaid if we incur indebtedness that ranks senior or pari passu with the priority of payment attributable to the indebtedness represented by the senior notes, subject to certain permitted indebtedness. We have the right to prepay the senior notes at any time without premium or penalty.
     Our cash, cash equivalents and investments, combined with our positive cash flow from operating activities, are our principal sources of liquidity. We may need to raise additional debt or equity capital within the next 12 months which, together with the cash we expect to generate from operating activities, would then allow us to pay off the $20.0 million in aggregate principal amount of our senior notes commencing in April 2007 and maintain an adequate amount of operating liquidity. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. If we need to raise additional funds and are not able to do so, we may be required to modify our operations and this would have an adverse effect on our financial position, results of operations and cash flows.
Visual Sciences Merger
     On February 1, 2006, we acquired Visual Sciences in exchange for $22.0 million in cash, 568,512 shares of our common stock, warrants to purchase 1,082,923 shares of our common stock, which expire on August 1, 2007 and have an exercise price of $18.47 per share, and $20.0 million in aggregate principal amount of senior notes. In connection with the transaction, we also granted, pursuant to our existing equity incentive plan, 189,507 shares of restricted common stock to certain employees of Visual Sciences, which vest on

January 30, 2007, and non-qualified stock options to purchase 350,000 shares of our common stock to certain employees of Visual Sciences. Please see Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this report for further details regarding our merger with Visual Sciences.
Cash Flow

	Six Months Ended
	June 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$3,214	$2,462
Investing activities	(15,388)	5,318
Financing activities	856	26
Effect of exchange rate on cash	106	(159)

Net change in cash and cash equivalents	$(11,212)	$7,647

     Operating Activities
     Net cash provided by operating activities was $3.2 million and $2.5 million for the six months ended June 30, 2006 and 2005, respectively.
     During the six months ended June 30, 2006, net cash provided by operating activities consisted primarily of a net loss of $4.2 million offset by non-cash adjustments to reconcile net income to net cash provided by operating activities of $4.0 million and $5.1 million for depreciation and amortization and stock-based compensation, respectively. Total changes in working capital decreased the net cash provided by operations due to increases in accounts receivable of $3.1 million, and prepaid expenses and other assets of $1.7 million, partially offset by an increase in deferred revenue of $2.5 million. These working capital changes were due primarily to the timing of billed revenue, collections and the delivery of service.
     During the six months ended June 30, 2005, net income of $2.3 million was the largest contributor to the cash provided by operations. That amount was increased by non-cash add-backs of $0.9 million and $0.5 million for depreciation and amortization and stock-based compensation, respectively. Offsetting the positive non-cash items were changes in operating assets and liabilities including increases in accounts receivable of $1.3 million and prepaid expenses and other assets of $1.6 million, which collectively decreased cash provided from operations by $2.9 million. Total accounts payable and accrued liabilities increased $0.5 million and deferred revenue increased $1.2 million, further increasing cash provided from operating activities by approximately $1.7 million.
     Investing Activities
     Net cash used in investing activities totaled $15.4 million for the six months ended June 30, 2006 as compared to net cash provided by investing activities of $5.3 million for the six months ended June 30, 2005.
     During the six months ended June 30, 2006, we acquired Visual Sciences which resulted in a net cash outflow of $20.2 million including transaction expenses. The cash outflow related to the merger was partially offset by the net $6.0 million of sales and maturities of securities. The $2.0 million of property and equipment purchased in the six months ended June 30, 2006 related mainly to servers, network infrastructure and computer equipment and construction in progress.
     During the six months ended June 30, 2005, we invested cash in short and long-term investments. Net cash provided by the maturity of such investments was $8.4 million. Capital expenditures of $0.5 million were principally related to our network infrastructure and computer equipment for our employees.
     Financing Activities
     Net cash provided by financing activities was $856,000 and $26,000 for the six months ended June 30, 2006 and 2005, respectively.
     In each of the six months ended June 30, 2006 and 2005, our cash provided by financing activities primarily consisted of stock option exercises.

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
     We believe that we will have access to sufficient liquidity to fund our business and meet our senior note and contractual lease obligations over a period beyond the next 12 months. However, we may need to raise additional debt or equity capital prior to April 2007 to help us satisfy our senior note obligations and maintain an adequate amount of operating liquidity, and we may need to raise additional funds in the future if we pursue acquisitions or investments in competing or complementary businesses or technologies or experience unanticipated operating losses. If we raise additional funds through the issuance of equity or convertible securities, our stockholders may experience dilution. We may not be able to obtain additional debt or equity financing on acceptable terms, or at all.
Off-Balance Sheet Arrangements
     As of June 30, 2006 and for all periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign revenue has been primarily in Euros. Revenue from our subsidiaries located outside the United States was 13% and 14% for the three months ended June 30, 2006 and 2005, respectively, and 13% and 16% for the six months ended June 20, 2006 and 2005, respectively.
Interest Rate Sensitivity
     We had unrestricted cash, cash equivalents and short and long-term marketable securities totaling $17.0 million and $34.9 million at June 30, 2006 and December 31, 2005, respectively. Marketable securities were invested in certificates of deposit and mortgage backed securities. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
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

     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that certain control deficiencies, which, as discussed below, constituted material weaknesses existed in our internal control over financial reporting as of June 30, 2006. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2006.
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
     Insufficient Staffing in Our Accounting and Financial Reporting Functions. As of June 30, 2006, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of accounting principles generally accepted in the United States of America commensurate with our financial reporting requirements. Specifically, we lacked a sufficient number of personnel possessing adequate knowledge, experience and training in the application of accounting principles to support our financial accounting and reporting functions. This control deficiency contributed to the material weakness described below. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures that could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
     Application of Lease-Related Generally Accepted Accounting Principles. As of June 30, 2006, we did not maintain effective controls over the selection, application and monitoring of our accounting policies related to leasing transactions. Specifically, our controls over the selection, application and monitoring of accounting policies related to lease, lease amendments and sub-lease transactions were ineffective to ensure such transactions were accounted for accurately, completely and in conformity with accounting principles generally accepted in the United States of America. This control deficiency resulted in the restatement of our 2004 annual consolidated financial statements and the interim consolidated financial statements for the quarters ended March 31, 2005 and June 30, 2005, as well as an audit adjustment to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of rent expense, rental income and sub-lease obligations that could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Management’s Remediation Initiatives
     We are in the process of remediating the material weaknesses in our internal control over financial reporting described above.
     We have taken the following actions to remediate the material weakness related to insufficient staffing in our accounting and financial reporting functions:
•	On February 3, 2006, we hired a new chief financial officer. Our new chief financial officer is a CPA with 17 years of experience as a financial professional, including Big Four public accounting experience. Our chief financial officer possesses a strong background in technical accounting and the application of generally accepted accounting principles.

•	In May 2006, we hired a director of financial reporting and compliance to support our financial accounting and reporting functions. In addition, we have improved the documentation of our job descriptions within the financial accounting and reporting functions.

•	In July 2006, we established an Internal Audit function and hired a CPA with over 25 years experience with public companies to assist us with the evaluation and improvement of our internal control over financial reporting.

•	Currently, existing staff is addressing our application of generally accepted accounting principles. Additionally, we have used experienced qualified consultants as needed to assist management in the accounting and financial reporting functions. As deemed necessary, we will leverage the resources and expertise of financial consultants to help us maintain compliance with accounting principles generally accepted in the United States of America.
     We have taken the following actions to remediate the material weakness related to the recognition of leasing transactions in accordance with related generally accepted accounting principles:
•	We reviewed the terms of our leases and subleases, together with the applicable accounting literature relating to lease accounting, to determine the proper accounting treatment for our headquarters lease and sub-leases and to confirm the accounting treatment for our other leases.

•	We changed our internal control over financial reporting to identify the procedures to follow for appropriate lease and sub-lease accounting.

•	We provided training to our accounting department personnel regarding correct lease and sub-lease accounting procedures.

•	We expanded the procedures in our internal control over financial reporting related to periodic reviews of non-routine transactions.

•	We enhanced the staffing in our accounting and financial reporting functions by hiring a new chief financial officer in February 2006, a director of financial reporting and compliance in May 2006 and an internal auditor in July 2006.
     Based on the new leadership and management in the accounting department and the revision in controls over lease accounting, we believe we have made substantial progress in addressing these material weaknesses as of June 30, 2006. However, these material weaknesses were not remediated as of such date. We expect that these material weaknesses will be fully remediated once the recently hired key accounting personnel have had sufficient time in their positions and we continue to demonstrate the appropriate application of key technical accounting principles, accounting policies and revised internal controls.
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
     On February 22, 2006, we filed a complaint in the United States District Court for the Southern District of California charging NetRatings with willful infringement of United States Patent No. 6,393,479. The complaint seeks a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of our attorneys’ fees and costs. On March 30, 2006, we filed a first amended complaint containing additional details regarding the NetRatings’ products currently accused of infringing the ‘479 patent. NetRatings’ answered our amended complaint on April 12, 2006, denying the material allegations of the amended complaint and asserting counterclaims for a declaration of non-infringement and invalidity/unenforceability of the ‘479 patent. On May 5, 2006, we replied to the counterclaims, denying their material allegations. A pre-trial conference for this case is scheduled for September 10, 2007. No trial date is currently set for this case. Given the nature of patent litigation, at the present time we are unable to quantify the amount of remuneration we will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified.
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
     Our web analytics services, HBX and HitBox Professional, and related support represented 82%, 96% and 99% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively, and 86% of our total revenue for the six months ended June 30, 2006. We anticipate that web analytics services and support will continue to represent a substantial majority of our total revenues. Our future success will depend, in part, on our ability to further enhance our web analytics services to meet client needs, to add functionality and to address technological advancements. Our future success will also be dependent upon our ability to attract new web analytics customers and to convince existing web analytics customers to renew their subscription agreements with us. In order to expand or to maintain our web analytics business, we may need to make significant investments in additional sales, marketing and other resources, which may not generate any additional revenues. We have experienced significant competition from other providers of web analytics services, and we cannot assure you that we will be able to continue to enhance our web analytics technology, expand our business or remain competitive in this market, any of which could have a material adverse effect on our business, financial condition and results of operations.
We have limited experience with digital marketing applications and our efforts to expand our services beyond web analytics may not be successful.
     We have historically focused on the web analytics market and our efforts to expand our business beyond web analytics may not be successful. In connection with our acquisition of Avivo in May 2005, we expanded our services to include website search and web content management. We also introduced our keyword bid management service in early 2006, and our strategy includes the further expansion of our service offerings to include additional digital marketing applications in the future. The launch of new services can involve technological challenges, which may not be resolved on a timely basis or at all and may require significant development efforts and expenditures. We cannot assure you that our website search, web content management, keyword bid management or other new services will achieve broad market acceptance or generate significant revenues. In addition, the expansion of our services beyond web analytics may result in a diversion of management’s attention and may require us to commit significant financial and other resources to an unproven business that may not generate a commensurate level of revenue or profits and could limit the resources we are able to devote to our existing business. If we are not successful in our expansion efforts, our brand image and existing business could be harmed and our stock price could decline.
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
     We may need to raise additional capital which, together with the cash we expect to generate from operating activities, would then allow us to pay off the $20.0 million in aggregate principal amount of our senior notes commencing in April 2007 and maintain sufficient operating cash flow. Accordingly, we may need to engage in equity or debt financings in order to secure such additional funds. We may not be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, it could have a material adverse effect on our financial condition and results of operations, and our ability to continue to support our business growth and to respond to business challenges could be limited. If we need to raise additional funds and are unable to do so, we may be required to modify our operations and this would have an adverse effect on our financial position, results of operations and cash flows.
If we cannot successfully integrate our business with the businesses of Avivo and Visual Sciences, or if the benefits of these business combinations do not meet the expectations of investors or financial or industry analysts, the market price of our common stock may decline.
     We completed our acquisition of Avivo and merger with Visual Sciences on May 4, 2005 and February 1, 2006, respectively. However, we cannot assure you that we will realize the anticipated benefits of these business combinations. The market price of our common stock may decline as a result of our business combinations with Avivo or Visual Sciences for a variety of reasons, including, among others, the following:
•	we may not be able to integrate the business of Avivo or Visual Sciences with our business in a timely and efficient manner, or at all;

•	the combined company may not achieve the benefits of either business combination as rapidly as, or to the extent, anticipated by investors or financial or industry analysts;

•	we may not be able to expand the customer base of Avivo or Visual Sciences and, in particular, may not be able to continue to generate advertising revenue from Avivo’s free website search services; or

•	the former stockholders of Avivo or Visual Sciences could dispose of a significant portion of our common stock that they received in connection with the business combinations.
We operate in highly competitive markets, which could make it difficult for us to acquire and retain customers.
     The market for digital marketing applications is rapidly evolving and highly competitive. We expect competition to increase from existing competitors as well as new market entrants. We compete primarily with other application service providers and software vendors on the basis of product functionality, price, timeliness and level of service. Should our competitors consolidate, or if our smaller competitors are acquired by other, larger competitors, they may be able to provide services comparable to ours at a lower price due to their size. We also compete with companies that offer digital marketing software bundled with other products or services, which may result in such companies effectively selling these services at prices below their market price. Our current principal competitors include:
•	web analytics providers such as Coremetrics, Omniture and WebTrends;

•	website search providers such as Endeca, Google and Verity;

•	web content management providers such as Interwoven and Vignette; and

•	providers of keyword bid management solutions such as Did- It and Efficient Frontier
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
     Furthermore, some businesses may require data or reports that are available only in competitors’ products, and potential customers may, therefore, select the products of our competitors. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger client bases, and substantially greater resources than us, including sales and marketing, financial, support and other resources. As a result, these competitors may be able to devote more resources to new customer acquisitions or may be able to respond to evolving market needs more quickly than us. If we are not able to compete successfully against our current and future competitors, it will be difficult to acquire and retain customers, and we may experience limited or no revenue growth, reduced operating margins, loss of market share and diminished value in our services.
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
     We recognize a large portion of our revenue from our customers over the term of their agreements with us. As a result, the majority of our quarterly revenue usually represents deferred revenue from subscription agreements entered into during previous quarters. As such, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue for the corresponding quarter but will negatively affect our revenue in future quarters. In addition, the effect of significant downturns in sales and market acceptance of our services may not be fully reflected in our results of operations until future periods. Our revenue recognition policy also makes it difficult for us to reflect any rapid expansion in our customer base or the addition of significant new subscription agreements.
We have only recently become profitable and may not be able to maintain our profitability.
     Although we had generated net income in recent periods, we incurred net losses of $1.7 million and $4.2 million for the three and six months ended March 31, 2006 and June 30, 2006, respectively. We have not historically been profitable and may not be able to attain profitability in the future. In addition, Avivo was not profitable until the fourth quarter of 2004. We expect that our expenses relating to the sales of our services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our network, will increase in the future. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which could adversely affect our operating results and profitability.
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
     In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. We may suddenly require additional bandwidth for which we have not adequately planned. We may secure an extremely large customer or a group of customers with extraordinary volumes of information to collect and process that would require significant system resources, and our systems may be unable to process the information. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate such capacity constraints. In addition, we may lose valuable data or our network may temporarily shut down if we fail to expand our network to meet future requirements. Any lapse in our ability to collect or transmit data will decrease the value of our data, prevent us from providing the complete data requested by our customers and affect some of our customers’ web pages. Any disruption in our network processing or loss of Internet user data may damage our reputation and result in the loss of customers.

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
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report. In connection with this evaluation, our chief executive officer and chief financial officer determined that material weaknesses existed in our internal control over financial reporting as of June 30, 2006 with respect to insufficient staffing levels in our accounting and financial reporting functions and the application of generally accepted accounting principles to lease transactions. These material weaknesses were identified in the fourth quarter of 2005 in connection with a restatement of our historical financial statements. We commenced several remediation initiatives in the fourth quarter of 2005, which we are continuing to pursue in 2006, in an effort to remediate these material weaknesses. Although we expect that these material weaknesses will be remediated during 2006, the material weaknesses were not fully remediated as of June 30, 2006. Furthermore, we cannot provide assurances regarding the effectiveness of our remediation efforts. For more information regarding the material weaknesses identified by management in our internal control over financial reporting, and our remediation efforts to cure such weaknesses, please see “Part I, Item 4. Controls and Procedures” above.

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
     We may need to raise additional debt or equity capital which, together with the cash we expect to generate from operating activities, would then allow us to pay off the $20.0 million in aggregate principal amount of the senior notes we issued in connection with our merger with Visual Sciences commencing in April 2007. We also intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services or enhance our existing services, enhance our operating infrastructure and acquire competing or complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. If we need to raise additional funds and are unable to do so, we may be required to modify our operations and this would have an adverse effect on our financial position, results of operations and cash flows.
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
     As of August 1, 2006, our executive officers and directors and entities affiliated with them beneficially owned, in the aggregate, approximately 11% of our common stock. As a result, these stockholders may collectively be able to influence matters requiring approval of our stockholders, including the election of directors and significant corporate transactions. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control of our company, even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our Annual Meeting of Stockholders on May 17, 2006 at our headquarters in San Diego, California. Stockholders of record at the close of business on March 31, 2006 were entitled to notice of, and to vote in person or by proxy at, the Annual Meeting. As of the record date there were 19,797,312 shares of common stock outstanding and entitled to vote. At the Annual Meeting, the stockholders of the company voted on the election of two directors to hold office until the 2009 Annual Meeting of Stockholders and the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. At the Annual Meeting, each of the two directors nominated by management was elected and the ratification of the appointment of PricewaterhouseCoopers LLP for fiscal 2006 was approved. Details of the votes cast at the meeting are set forth below, including the number of votes for, the number of votes against and withheld, the number of abstentions and the number of broker non-votes, as applicable:

     1. To elect two directors to serve until the 2009 Annual Meeting of Stockholders and until their successors are duly elected and qualified:

		Votes Against
	For Election	Or Withheld
Charles J. Fitzgerald, Jr.	16,059,045	796,910
William H. Harris, Jr.	16,059,045	796,910
     In addition to the election of Messrs. Fitzgerald and Harris, whose term of office expires at the 2009 Annual Meeting of Stockholders, the following directors who were not elected at the Annual Meeting have continuing terms of office as specified below:

Year of Annual Meeting
Name of Director	at Which Term Expires
Anil Arora	2007
James R. Glynn	2007
Jeffrey W. Lunsford	2007
Kurt R. Jaggers	2008
James S. Mahan, III	2008
Douglas Lindroth	2008
     2. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2006.

	Votes Against
Votes For	or Withheld	Abstentions	Broker Non-votes
16,747,653	64,941	43,361	—
     No other matters were voted on at the 2006 Annual Meeting of Stockholders.
Item 6. Exhibits

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger dated as of February 8, 2005 by and among the Registrant, WSSI Acquisition Company, Avivo Corporation and Charles M. Linehan, as the Holder Representative.

2.2(2)	Agreement and Plan of Merger dated as of February 1, 2006 by and among the Registrant, VS Acquisition, LLC, Visual Sciences, LLC and Ned Scherer, as the Holder Representative.

3.1(3)	Amended and Restated Certificate of Incorporation.

3.2(3)	Amended and Restated Bylaws.

3.3(4)	First Amendment to Amended and Restated Bylaws.

4.1(3)	Form of Common Stock Certificate.

4.2(2)	Second Amended and Restated Registration Rights Agreement dated as of February 1, 2006 by and among the Registrant and certain investors set forth therein.

4.3(3) +	Warrant to Purchase Series D Convertible Preferred Stock dated April 1, 2003 by and between the Registrant and Jeffrey W. Lunsford.

Exhibit
Number	Description
4.4(5)	Warrant to Purchase Common Stock dated as of November 21, 2005 and issued by the Registrant in favor of Starsoft Development Labs, Inc.

4.5(2)	Form of Warrant to Purchase Common Stock dated as of February 1, 2006 and issued by the Registrant in favor of the former holders of units of membership interest in Visual Sciences, LLC.

10.1+	WebSideStory, Inc. 2006 Employment Commencement Equity Incentive Award Plan.

10.2+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2006 Employment Commencement Equity Incentive Award Plan

10.3	Second Amendment of Sublease dated as of June 14, 2006 by and between the Registrant and RF Magic, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 10, 2005.

(2)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 7, 2006.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 333-115916) filed with the Securities and Exchange Commission on May 27, 2004.

(4)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 4, 2006.

(5)	Incorporated by reference to the Annual Report on Form 10-K of the Registrant filed with the Securities and Exchange Commission on March 16, 2006.

+	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of WebSideStory, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 8, 2006

/s/ JEFFREY W. LUNSFORD
Jeffrey W. Lunsford
President, Chief Executive Officer and Chairman (Duly Authorized Officer and Principal Executive Officer)

/s/ CLAIRE LONG
Claire Long
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)