Form 10-Q
period 2006-09-30
WEBSIDESTORY INC
filed 2006-11-07
CIK 1091158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 4, 2006 was 19,804,464.

WEBSIDESTORY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WEBSIDESTORY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$10,050	$19,968
Investments	9,320	11,712
Accounts receivable, net	14,468	7,842
Deferred tax assets	2,572	507
Prepaid expenses and other current assets	3,858	2,304

Total current assets	40,268	42,333

Property and equipment, net	6,260	2,532
Investments	—	3,276
Goodwill	49,759	21,286
Intangible assets, net	21,277	6,901
Deferred tax assets	11,737	9,166
Other assets	1,508	2,249

	$130,809	$87,743

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,808	$877
Accrued liabilities	7,584	3,880
Deferred revenue	17,649	12,801
Capital lease short-term	50	83
Current maturities of notes payable	19,432	—

Total current liabilities	46,523	17,641

Capital lease long-term	56	90
Other liabilities	604	196

Total liabilities	47,183	17,927

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 18,879,509 and 18,401,180 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	19	18
Additional paid-in capital	133,937	114,934
Unearned stock-based compensation	(46)	(630)
Accumulated other comprehensive income	326	103
Accumulated deficit	(50,610)	(44,609)

Total stockholders’ equity	83,626	69,816

	$130,809	$87,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WEBSIDESTORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Subscription, hosting and support	$13,877	$10,341	$38,700	$26,043
License	1,332	—	2,027	—
Professional services	1,681	368	3,575	607
Advertising	557	628	1,834	1,056

Total revenues	17,447	11,337	46,136	27,706

Cost of revenues*
Cost of revenue	4,287	1,979	11,445	4,619
Amortization of intangible assets	715	67	1,931	126

Total cost of revenues	5,002	2,046	13,376	4,745

Gross profit	12,445	9,291	32,760	22,961

Operating expenses*
Sales and marketing	6,852	3,934	19,738	10,485
Technology development	3,384	1,342	9,403	3,351
General and administrative	4,014	1,886	9,997	4,669
Amortization of intangible assets	830	515	2,372	717

Total operating expenses	15,080	7,677	41,510	19,222

(Loss) income from operations	(2,635)	1,614	(8,750)	3,739

Interest expense	(505)	(8)	(1,274)	(26)
Interest income	161	241	454	633
Other expense	2	—	2	(51)

(Loss) income before provision for income taxes	(2,977)	1,847	(9,568)	4,295

(Benefit from) provision for income taxes	(1,150)	88	(3,554)	205

(Loss) income before cumulative effect of change in accounting principle	(1,827)	1,759	(6,014)	4,090

Cumulative effect of change in accounting principle (net of tax)	—	—	13	—

Net (loss) income	$(1,827)	$1,759	$(6,001)	$4,090

Basic net (loss) income per share:
(Loss) income before cumulative effect of change in accounting principle	$(0.10)	$0.10	$(0.32)	$0.24
Cumulative effect of change in accounting principle	—	—	—	—

Basic net (loss) income per share	$(0.10)	$0.10	$(0.32)	$0.24

Diluted net (loss) income per share:
(Loss) income before cumulative effect of change in accounting principle	$(0.10)	$0.09	$(0.32)	$0.22
Cumulative effect of change in accounting principle	—	—	—	—

Diluted net (loss) income per share	$(0.10)	$0.09	$(0.32)	$0.22

Shares used in per share calculations:
Basic	18,737,879	18,093,867	18,540,356	16,890,651

Diluted	18,737,879	19,756,635	18,540,356	18,398,107

(*)	Stock-based compensation:

WEBSIDESTORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS-Continued
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of revenues	$601	$24	$1,576	$45
Sales and marketing	1,000	53	2,760	141
Technology development	676	48	1,919	221
General and administrative	666	94	1,818	331
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WEBSIDESTORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities
Net cash provided by operating activities	$7,941	$4,602

Cash flows from investing activities
Issuance of note receivable	(42)	—
Purchase of investments	(3,677)	(12,756)
Sales of investments	7,077	—
Maturities of investments	2,328	18,974
Purchase of property and equipment	(3,809)	(1,212)
Proceeds from sale of property and equipment	35	—
Changes in restricted cash	(442)	—
Acquisition, net of cash acquired	(20,630)	(2,721)

Net cash (used in) provided by investing activities	(19,160)	2,285

Cash flows from financing activities
Exercise of stock options	957	495
Windfall tax benefits from stock options exercised	339	—
Payments on capital lease	(66)	(42)
Payments on note payable	—	(80)

Net cash provided by financing activities	1,230	373

Effect of exchange rate changes on cash	71	(89)

Net (decrease) increase in cash and cash equivalents	(9,918)	7,171

Cash and cash equivalents at beginning of period	19,968	5,710

Cash and cash equivalents at end of period	$10,050	$12,881

Supplementary disclosure of non-cash investing and financing activities:
Business combination with Visual Sciences
Cash paid for business combination, net of cash acquired	$20,186	$—
Fair value of debt issued in business combination	18,740	—
Fair value of warrants issued in business combination	6,358	—
Liabilities assumed in business combination	3,521	—

Total fair value of assets acquired in business combination	$48,805	$—

Business combination with Atomz
Cash paid for business combination, net of cash acquired	$444	$2,721
Fair value of common stock issued in business combination	3,418	27,731
Fair value of common stock options granted as part of business combination	—	1,409
Liabilities assumed in business combination	—	4,451

Total fair value of assets acquired in business combination	$3,862	$36,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WEBSIDESTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. The Company and Nature of Business
     WebSideStory, Inc. (together with its subsidiaries, the “Company”) was founded and commenced operations in September 1996 and is a leading provider of digital marketing and analytics solutions. The Company currently operates through two divisions — the WebSideStory division and the Visual Sciences division. The WebSideStory division sells products to build and optimize a company’s online presence such as web analytics, website search, web content management and keyword bid management. The Visual Sciences division, which was acquired through the merger of a wholly owned subsidiary of the Company with Visual Sciences, LLC (“Visual Sciences”) on February 1, 2006, sells products that analyze customer interactions and data across a company’s business, such as web, call center and messaging analytics. Customers use the services offered by the WebSideStory division to better understand how Internet users respond to website design and content, online marketing and e-commerce offerings and to manage the content of their web pages and make them searchable. Customers use the services offered by the Visual Sciences division to analyze and understand customer interaction across multiple delivery channels. Delivery of the services offered by the WebSideStory division occurs on- demand over the Internet using secure, proprietary and scalable applications and system architectures. Delivery of the services offered by the Visual Sciences division occurs either in-house by installation of licensed software on a customer’s hardware or on-demand over the Internet using secure, proprietary and scalable applications and system architectures.
     The majority of the Company’s operations are conducted in the United States. In order to pursue the sale of its products and services in international markets, the Company established wholly owned subsidiaries in France (February 2000), the Netherlands (August 2000) and the United Kingdom (April 2003).
     As noted above, on February 1, 2006, a wholly owned subsidiary of the Company merged with Visual Sciences, a provider of streaming data analysis and visualization software and services (Note 3). The accompanying condensed consolidated financial statements include the results of Visual Sciences from that date forward.
     In connection with the merger of Visual Sciences, the Company issued senior notes in an aggregate principal amount of $20 million that mature on August 1, 2007. The senior notes are payable on demand at any time after April 1, 2007 or upon certain underwritten public offerings of the Company’s common stock, and must be repaid if the Company incurs indebtedness that ranks senior or pari passu with the priority of payment attributable to the indebtedness represented by the senior notes, subject to certain exceptions for permitted indebtedness under the senior notes. In addition, the Company used $22 million in cash to pay a portion of the Visual Sciences purchase price. As of September 30, 2006, the Company had a working capital deficit of $6.3 million.
     Management believes that the Company may need to raise some additional debt or equity financing that, together with a portion of the Company’s existing cash, cash equivalents and investments and the cash it expects to generate from operating activities, would allow the Company to repay the senior notes and interest thereon when they become due; however, there can be no assurances that the required level of capital will be available on acceptable terms, if at all, or that any financing activity would not be dilutive to current shareholders. If the Company needs to raise additional funds and is unable to do so, it may be required to modify its operations, which would have an adverse effect on its financial position, results of operations and cash flows.
2. Basis of Presentation and Significant Accounting Policies
Interim Financial Statements
     The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Position and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the Company’s management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for the fair statement of the results for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of operating results to be expected for an entire fiscal year.

Principles of Consolidation
     The condensed consolidated financial statements include the accounts of WebSideStory, Inc. and its wholly owned subsidiaries. The results of operations for the three and nine months ended September 30, 2006 and 2005 include the results of operations of Visual Sciences commencing on February 1, 2006 and the results of operations of Avivo Corporation, which the Company acquired in May 2005, commencing on May 4, 2005. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
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
Revenue Recognition
     The Company derives its revenue from the sale of products and services that it classifies into the following four categories: (1) subscription, hosting and support; (2) license; (3) professional services; and (4) advertising. The Company sells its services and licenses its products through its direct sales force. The Company utilizes written contracts as the means to establish the terms and conditions upon which its products and services are sold to customers.
     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and related interpretations, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 — Revenue Recognition. For arrangements outside the scope of SOP 97-2, the Company evaluates if multiple elements can be accounted for separately in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.
     Subscription, Hosting and Support Revenue
     Subscription, hosting and support revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer as described below; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the fees is probable.
     The Company begins revenue recognition for services based on the following:
•	Revenue recognition for subscription services begins when the customer has been given access to the service.

•	Revenue recognition for post-contract and hosting support services begins upon acceptance of the software. For contracts without acceptance provisions, revenue recognition for post-contract support begins upon completion of installation and for hosting, upon delivery of the service.
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

     All software license arrangements include post-contract support services, which are recognized ratably over the term of the post-contract service period, typically one year. Post-contract support services provide customers with rights to when and if available updates, maintenance releases and patches released during the term of the support period.
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
     Revenue for perpetual software licenses is recognized when all of the following occur:
1.	Persuasive evidence of an arrangement exists, which consists of a written contract signed by both the customer and the Company.

2.	Delivery has occurred, which is after acceptance of the software, or for contracts without acceptance provisions, delivery occurs after completion of installation.

3.	The fee is fixed or determinable, which occurs when the Company has a signed contract that states the agreed upon fee for its products and/or services and specifies the related terms and conditions that govern that arrangement.

4.	Collection is probable as determined by the payment history of the customer and the customer’s financial position.
     The Company has reduced license revenue by $130,000 during the three months ended September 30, 2006 as a result of a correction to its accounting treatment.
     Professional Services Revenue
     VSOE of fair value for professional consulting and training services is determined by reference to the Company’s established pricing and discounting practices for these services when sold separately. Revenue is derived primarily from time and material based contracts and is recognized as time is incurred.
     Advertising Revenue
     Advertising revenue is recognized based on actual delivery of advertisements.
Internal-use Software and Website Development Costs
     The Company capitalizes qualifying software and website development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF 00-02, Accounting for Website Development Costs. These costs are incurred during the application development stage, and amortized over their estimated useful lives ranging from two to three years. The Company capitalized $0 and $346,000 during the three months ended September 30, 2006 and 2005, respectively, and $361,000 and $1.0 million during the nine months ended September 30, 2006 and 2005, respectively. The amounts capitalized in 2006 primarily relate to software that is used to support the Company’s keyword bid management application which was released in May 2006. Net capitalized software and website development costs of $1.3 million as of September 30, 2006 and December 31, 2005 are included in other assets in the accompanying condensed consolidated balance sheets. Amortization expense totaled $152,000 and $44,000 during the three months ended September 30, 2006 and 2005, respectively, and $338,000 and $117,000 during the nine months ended September 30, 2006 and 2005, respectively.

Software Development Costs
     Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, until the product is available for general release. The Company has not capitalized any software development costs as of September 30, 2006 and December 31, 2005.
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
     The Company’s accounts receivable and revenue are derived from a large number of customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. At September 30, 2006 and December 31, 2005, the allowance for potential credit losses was $438,000 and $365,000, respectively.
     Substantially all of the advertising revenue for the three and nine months ended September 30, 2006 and 2005 was derived from one customer. Advertising revenue from that one customer accounted for approximately 3% and 4% of consolidated revenue for the three and nine months ended September 30, 2006, respectively and approximately 6% and 4% for the three and nine months ended September 30, 2005. The Company had no revenue generated from a single customer that accounted for more than 10% of revenue for the three and nine months ended September 30, 2006 or 2005.
Comprehensive (Loss) Income
     Comprehensive (loss) income consists of accumulated other comprehensive (loss) income and net (loss) income. Accumulated other comprehensive (loss) income includes certain changes in equity that are excluded from net (loss) income. Total comprehensive (loss) income consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net (loss) income	$(1,827)	$1,759	$(6,001)	$4,090
Other comprehensive (loss) income, net of tax
Unrealized gain on available-for-sale securities	64	—	96	—
Foreign currency adjustment	75	(3)	127	(52)

Total comprehensive (loss) income, net of tax	$(1,688)	$1,756	$(5,778)	$4,038

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
     The Company previously accounted for its stock-based compensation using the intrinsic value method as defined in APB Opinion No. 25 and accordingly, prior to January 1, 2006, compensation expense for stock options was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company used the modified prospective transition method to adopt the provisions of SFAS No. 123R. Under this method, unvested awards at the date of adoption are amortized based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, with the exception of options granted prior to the Company’s initial public offering (“pre-IPO awards”). The pre-IPO awards will continue to be amortized based on the grant date intrinsic value in accordance with APB Opinion No. 25. Awards that are granted or modified after the date of adoption will be measured and accounted for in accordance with SFAS No. 123R. Based upon the Company’s analysis of the requirements of SFAS No. 123R, the Company reclassified its unamortized deferred compensation related to the issuance of unvested common stock awards (excluding pre-IPO awards) that was reported in the equity section of the balance sheet to additional paid-in capital.
     As a result of the adoption of SFAS No. 123R, the Company’s loss from continuing operations and loss before income taxes for the three months ended September 30, 2006 were each approximately $1.8 million higher, net loss was approximately $1.1 million higher, net cash provided by operating activities was approximately $97,000 lower and net cash provided by financing activities was approximately $97,000 higher than under the Company’s previous accounting method for stock-based compensation. Basic and diluted net loss per common share for the three months ended September 30, 2006 both increased by $0.06.
     As a result of the adoption of SFAS No. 123R, the Company’s loss from continuing operations and loss before income taxes for the nine months ended September 30, 2006 were each approximately $5.1 million higher, net loss was approximately $3.1 million higher, net cash provided by operating activities was approximately $339,000 lower and net cash provided by financing activities was approximately $339,000 higher than under the Company’s previous accounting method for stock-based compensation. Basic and diluted net loss per common share for the nine months ended September 30, 2006 both increased by $0.17.
     In periods prior to the adoption of SFAS No. 123R, the Company did not present the pro forma effects of capitalizing certain stock-based compensation costs on the balance sheet. However, in accordance with SFAS No. 123R, the Company has capitalized $0 and $45,000 of stock-based compensation costs related to internal-use software development costs in the three and nine months ended September 30, 2006, respectively.
     Prior to the adoption of SFAS No. 123R, benefits of expected tax deductions in excess of recognized compensation costs (“windfall benefits”) were reported as operating activity cash flows. SFAS No. 123R amended SFAS No. 95 and requires that such windfall benefits be recorded as a financing activity cash inflow. As a result, the Company has shown the windfall tax benefit amount of $339,000 in the cash flows from financing activities section of the condensed consolidated statement of cash flows with a corresponding reduction in the cash flows from operating activities for the nine months ended September 30, 2006.
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
     The following table presents the stock-based compensation expense included in our cost of revenues, sales and marketing, technology development, and general and administrative expenses for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of revenues	$601	$24	$1,576	$45
Sales and marketing	1,000	53	2,760	141
Technology development	676	48	1,919	221
General and administrative	666	94	1,818	331

Stock-based compensation expense before taxes	2,943	219	8,073	738
Related income tax benefits	(1,167)	—	(3,201)	—
Cumulative effect of change in accounting principle, net of tax	—	—	(13)	—

Stock-based compensation expense, net of taxes	$1,776	$219	$4,859	$738

     The fair value of each stock-based compensation award granted during the three and nine months ended September 30, 2006 was estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) with the following weighted average assumptions:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Risk free interest rate	4.77%	4.48%
Expected dividend yield	—	—
Expected volatility	46.4%	46.8%
Expected life (in years)	3.8	3.9
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
     Prior to adopting the provisions of SFAS No. 123R, the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion No. 25. Had compensation expense for employee stock options been determined based on the fair value of the options on the date of grant, using the assumptions discussed below for the three and nine months ended September 30, 2005, the Company’s net income would have been as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income attributable to common stockholders – as reported	$1,759	$4,090
Add: Stock-based compensation as reported in the statements of operations	219	738
Deduct: Total stock-based employee compensation expense determined under the fair value based method	(1,136)	(2,879)

Pro forma net income attributable to common stockholders	$842	$1,949

Net income per share attributable to common stockholders
Basic – as reported	$0.10	$0.24

Diluted – as reported	$0.09	$0.22

Basic – pro forma	$0.05	$0.12

Diluted – pro forma	$0.04	$0.11

     The pro forma effects of estimated stock-based compensation expense on net income and earnings per share for the three and nine months ended September 30, 2005 were estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Risk free interest rate	4.02%	3.64%
Expected dividend yield	—	—
Expected volatility	51.6%	52.5%
Expected life (in years)	3.5	3.3
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

Net (Loss) Income per Share
     Basic net (loss) income per share is determined by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if options and warrants to purchase common stock were exercised. In periods in which the inclusion of such instruments was anti-dilutive, the effect of such securities was not given consideration.
     The Company has excluded outstanding stock options and unvested common stock subject to repurchase from the calculation of diluted loss per share for the three and nine months ended September 30, 2006 because such securities are anti-dilutive for that period as the Company was in a net loss position. There were no potential shares excluded in the earnings per share calculation for the three and nine months ended September 30, 2005 because the Company was profitable. The total number of potential common shares excluded from the calculation of diluted loss per share is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Potential shares excluded from diluted loss per share
Unvested common stock	90,870	41,160
Options and warrants	1,093,263	1,272,579

	1,184,133	1,313,739

     Employee stock options and restricted common stock to purchase 1,807,557 and 35,467 shares of common stock during the three months ended September 30, 2006 and 2005, respectively, and 1,424,797 and 61,689 shares of common stock during the nine months ended September 30, 2006 and 2005, respectively, were outstanding but not included in the computation of diluted earnings per share, because the option price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would be anti-dilutive.
Income Taxes
     The Company provides for income taxes using the liability method. Under the liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of future income tax assets is dependent upon the generation of sufficient future taxable income during the period in which the deferred tax assets are recoverable. Management assesses the likelihood that the deferred tax assets will be recovered from future taxable income and whether a valuation allowance is required to reflect any uncertainty. Management has determined that no such valuation allowance was necessary as of September 30, 2006. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Tax rate changes are reflected in the computation of the income tax provision during the period such changes are enacted. In connection with the Company’s initial public offering, the Company triggered a change in control resulting in annual limitations on the amount of the historical net operating losses that can be utilized to offset future taxable income.
     The Company has not provided applicable U.S. income and foreign withholding taxes on undistributed earnings from foreign subsidiaries at September 30, 2006 and December 31, 2005, since they are expected to be reinvested indefinitely outside the U.S. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to various foreign countries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability that might be payable if those earnings were eventually repatriated.
Future Accounting Requirements
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements.
     In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The accounting provisions of SFAS No. 157 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on its financial statements.
     In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 will require companies to quantify misstatements using both the balance sheet and income statement approaches to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. The accounting provisions of SAB No. 108 will be effective for the Company as of the end of its 2006 fiscal year. The Company is in the process of determining the effect, if any, the adoption of SAB No. 108 will have on its financial statements.
3. Business Combinations
Visual Sciences
     On February 1, 2006, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), the Company acquired all of the outstanding units of membership interest (the “Units”) of Visual Sciences, a provider of streaming data analysis and visualization software and services, for approximately $47.1 million in consideration, consisting of approximately $22.0 million in cash, senior notes with an estimated fair value of $18.7 million (aggregate principal amount of $20.0 million) (the “Senior Notes”) and warrants to purchase 1,082,923 shares of the Company’s common stock with an estimated fair value of approximately $6.4 million. In connection with the merger, the Company also granted to certain employees of Visual Sciences 189,507 shares of restricted common stock with an aggregate estimated fair value of $3.6 million and non-qualified stock options to purchase 350,000 shares of common stock with an aggregate estimated fair value of $2.9 million, each of which will be recorded as stock-based compensation over the respective, requisite service periods pursuant to SFAS No. 123R. In addition, the Company issued 568,512 shares of common stock (the “Escrowed Common Stock”), which will be held in escrow until April 1, 2007 pursuant to the terms of an escrow agreement to satisfy indemnification claims, if any, of the Company against Visual Sciences’ former members. In addition to the consideration outlined above, the Company also incurred approximately $1.3 million in transaction costs. The merger with Visual Sciences allows the Company to offer an in-house, software based, technology platform to measure, collect, integrate, manage, analyze and visualize high volumes of data across multiple channels. Visual Sciences is operated as a wholly owned subsidiary of the Company.
     The $18.7 million estimated fair value assigned to the Senior Notes is the calculated fair market value of the notes based on a discount rate of 9.5%. The Senior Notes accrue interest at a rate of 4% per annum and mature on August 1, 2007. The Senior Notes are subject to mandatory repayment, on demand, at any time after April 1, 2007 or upon certain underwritten public offerings of the Company’s common stock and must be repaid if the Company incurs indebtedness that ranks senior or pari passu with the priority of payment attributable to the indebtedness represented by the Senior Notes, subject to certain exceptions for permitted indebtedness under the Senior Notes. The Company has the right to prepay the Senior Notes at any time without premium or penalty.
     The $6.4 million estimated fair value assigned to the warrants, which were fully vested upon issuance, was calculated using the Black-Scholes valuation model based on, among other things, the average closing price of the Company’s common stock of $20.21 from the period two days before and including the day of the public announcement of the merger, a warrant exercise price of $18.47 per share, a term of 1.5 years, volatility of 47% and the 1,082,923 shares of Company common stock issuable upon exercise of the warrants.
     As noted above, the Escrowed Common Stock will be held in escrow until April 1, 2007 to secure indemnification claims, if any, of the Company against Visual Sciences’ former members. The payment of the Escrowed Common Stock to the shareholders of Visual Sciences is contingent on the outcome of events that cannot be determined at this time. Any part of the Escrowed Common Stock paid to the former owners of Visual Sciences will be accounted for as additional purchase price if, and when, such stock is no longer subject to the indemnification obligations under the Merger Agreement.

The purchase price has been allocated as follows (in thousands):

February 1,
2006
Cash	$3,083
Accounts receivable	1,942
Prepaid expenses and other current assets, and deferred tax assets-current	1,819
Property and equipment	1,760
Other long-term assets	41
Intangible assets	18,680
Goodwill	24,563
Accounts payable and accrued liabilities	(2,210)
Deferred revenues	(1,311)

Purchase price, including transaction costs	$48,367

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
     The Company is currently finalizing its purchase price allocation related to accounts receivable and deferred revenue. The Company expects that the purchase price will be finalized during the fourth quarter of 2006.
     The merger with Visual Sciences closed on February 1, 2006. Therefore, the Company’s results of operations for the three and nine months ended September 30, 2006 include the results of operations of Visual Sciences since February 1, 2006. The following table summarizes unaudited pro forma operating results for the three and nine months ended September 30, 2006 and 2005 as if the Company had completed the merger as of the beginning of each period presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$17,447	$14,073	$46,938	$33,898
(Loss) income before cumulative effect of change in accounting principle	(1,827)	2,642	(6,039)	5,900
Net (loss) income	(1,827)	2,642	(6,026)	5,900
(Loss) earnings per share — basic	(0.10)	0.15	(0.33)	0.35
(Loss) earnings per share — diluted	(0.10)	0.13	(0.33)	0.32
     This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the merger occurred as of the beginning of each period presented, nor is it indicative of future financial results.
Avivo
     As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company acquired Avivo Corporation on May 4, 2005. In accordance with the terms of the Avivo merger agreement and the escrow agreement entered into by the Company on May 4, 2005 (the “Escrow Agreement”), Avivo’s shareholders had the right to receive an earn-out payment, not to exceed $4.1 million, contingent on achievement of certain revenue objectives by Avivo in the 15-month period following the closing. The 15-month closing period ended on August 4, 2006 and no earn-out was achieved. Approximately $807,000, all of which was included in other assets as of December 31, 2005, and approximately 592,000 shares of common stock (together, the “Escrow Amount”) were being held in escrow to secure indemnification obligations of Avivo and possible adjustments to the purchase price conditioned on shortfalls in certain defined revenue goals for Avivo for a period of 15 months from the May 4, 2005 closing. The Company recorded an increase to goodwill of $3.9 million due to the issuance of 325,538 shares of the Company’s common stock, valued based on the closing price of the Company’s common stock on August 4, 2006, and a cash payment of approximately $444,000. In addition, approximately $161,000 was returned to the Company and 118,261 shares of common stock were cancelled. One-fourth of the original Escrow Amount was held back for an additional nine months to secure certain ongoing indemnification obligations of Avivo. The payment of the remaining Escrow Amount to the shareholders of Avivo is contingent on the outcome of events that cannot be determined at this time. Any part of the remaining Escrow Amount paid to the selling shareholders of Avivo will be accounted for as additional purchase price if, and when, such part of the remaining Escrow Amount is no longer subject to the indemnification obligations under the Escrow Agreement.
4. Debt
     In connection with the merger with Visual Sciences (described in Note 3), the Company issued senior notes in an aggregate principal amount of $20 million to former members of Visual Sciences. The senior notes accrue interest at a rate of 4% per annum and mature on August 1, 2007. Interest on the notes is payable at maturity or on certain earlier repayment or prepayment dates. The senior notes are subject to mandatory repayment, on demand, at any time after April 1, 2007 or upon certain underwritten public offerings of the Company’s common stock and must be repaid if the Company incurs indebtedness that ranks senior or pari passu with the priority of payment attributable to the indebtedness represented by the senior notes, subject to certain exceptions for permitted indebtedness under the senior notes. The Company has the right to prepay, in whole or in part, the outstanding principal amount of these senior notes and all accrued interest thereon at any time without penalty. The note payable balance has been classified as current as of September 30, 2006 due to the demand feature.
     The Company has recorded imputed interest on the senior notes based on an effective interest rate of 9.5%. The discount of $1.3 million is being amortized, using the effective interest method, over the period ending April 1, 2007, which is the date on which the senior notes become payable upon demand. Total discount amortization of $265,000 and $692,000 was recorded as interest expense during the three and nine months ended September 30, 2006, respectively.
5. Composition of Certain Balance Sheet Captions
Property and Equipment
     The following table sets forth the components of property and equipment, net (in thousands):

	September 30,	December 31,
	2006	2005
Computers and office equipment	$10,602	$5,252
Furniture and fixtures	1,237	1,025
Leasehold improvements	831	369

	12,670	6,646
Accumulated depreciation	(6,410)	(4,114)

	$6,260	$2,532

     The Company leases certain computer and office equipment under capital leases. Included within property and equipment was $121,000 of such equipment as of September 30, 2006 and December 31, 2005. Accumulated amortization relating to certain computer and office equipment under capital leases totaled $44,000 and $26,000 at September 30, 2006 and December 31, 2005, respectively.
Investments
     Short-term and long-term investments consist of the following (in thousands):

	Short-term		Long-term
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
Available for sale
Certificates of deposit	$1,433	$3,418	$—	$755
Auction rate securities	800	—	—	—
Mortgage backed securities	4,587	3,983	—	2,521
Federal agencies	2,500	4,311	—	—

	$9,320	$11,712	$—	$3,276

Intangible Assets, net
     Intangible assets, net consist of the following (in thousands):

	September 30, 2006			December 31, 2005
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Customer relationships	$11,240	$(3,254)	$7,986	$7,340	$(1,147)	$6,193
Maintenance contracts	1,670	(192)	1,478	—	—	—
Acquired complete technology	13,690	(2,134)	11,556	910	(202)	708
Trade name	330	(73)	257	—	—	—

	$26,930	$(5,653)	$21,277	$8,250	$(1,349)	$6,901

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
     Future amortization expense for the remainder of 2006 and for 2007, 2008, 2009, 2010 and thereafter is expected to be $1.5 million, $5.4 million, $4.8 million, $4.4 million, $4.1 million and $1.0 million, respectively, excluding any incremental expense that could result if we consummate future acquisitions.
     Goodwill of $24.6 million was recorded as a result of the merger with Visual Sciences on February 1, 2006 (Note 3).
Accrued Liabilities
     The following table sets forth the components of accrued liabilities (in thousands):

	September 30,	December 31,
	2006	2005
Accrued bonuses and commissions	$2,509	$1,579
Accrued payroll and vacation	1,558	1,017
Accrued accounting and legal services	1,119	487
Accrued interest	528	—
Accrued sublease liability	39	240
Other accrued expenses	1,831	557

	$7,584	$3,880

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

     In May 2006, the Company adopted the 2006 Employment Commencement Equity Incentive Award Plan (the “2006 Plan”). The 2006 Plan authorizes the issuance of up to 500,000 shares of common stock and it provides for awards consisting of stock options, restricted stock, stock appreciation rights, dividend equivalents, stock payments, restricted stock units and other stock-based awards, or any combination thereof. Awards under the 2006 Plan may only be made to new employees of the Company (or following a bona fide period of non-employment) in connection with such employee’s commencement of employment with the Company if such grant is an inducement material to such employee’s entering into employment with the Company.
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
     Vesting provisions and other terms and conditions of awards granted under each of the Plans are determined by the compensation committee at the time of grant. Options granted under the Plans generally vest over four years and restricted stock awards generally vest over one year. Options generally expire seven or ten years from the date of grant and restricted stock awards generally have a contractual term of one year. Stock-based compensation is measured at the grant-date fair value and is amortized over the vesting term using an accelerated graded method as allowed by SFAS No. 123R. Upon option exercise, the Company issues new shares of common stock.
     In connection with the acquisition of Avivo Corporation in May 2005, the Company assumed all of the options then outstanding under the Avivo 1999 Equity Incentive Plan (the “Avivo Plan”), which then became exercisable for approximately 164,000 shares of the Company’s common stock. The options will continue to vest under the terms of the Avivo Plan. These options generally vest over five years and expire ten years from the grant date. The Company does not intend to grant any additional options under the Avivo Plan. All information below includes the options assumed by the Company under the Avivo Plan.
     The Company has recorded approximately $2.0 million and $5.7 million of compensation expense relative to stock options for the three and nine months ended September 30, 2006, respectively, in accordance with SFAS No. 123R. As of September 30, 2006, there was approximately $3.4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.43 years. Stock option activity under all plans is summarized as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Prices	Term (years)	(in millions)
Balance at December 31, 2005	2,814,596	$9.29
Granted	1,296,935	18.69
Exercised	(61,156)	7.28
Forfeited	(138,951)	8.82

Balance at March 31, 2006	3,911,424	12.45	8.20	$21.1
Granted	138,934	13.80
Exercised	(53,202)	5.96
Forfeited	(93,176)	14.02

Balance at June 30, 2006	3,903,980	12.54	7.93	$8.7
Granted	135,300	12.64
Exercised	(38,433)	5.07
Forfeited	(164,679)	13.24

Balance at September 30, 2006	3,836,168	12.59	7.67	$10.5

Options exercisable at September 30, 2006	1,043,664	7.55	7.24	$6.2

     The Company has recorded $883,000 and $2.3 million of compensation expense relative to restricted stock awards for the three and nine months ended September 30, 2006, respectively, in accordance with SFAS No. 123R. As of September 30, 2006, there was $1.2 million of total unrecognized compensation costs related to the restricted stock awards. These costs are expected to be recognized over a weighted average period of 0.34 years. Restricted (nonvested) stock activity under all plans is summarized as follows:

		Weighted
		Average
	Restricted	Remaining
	Stock	Contractual
	Outstanding	Term (in years)
Nonvested shares at December 31, 2005	—
Awarded	199,507
Vested	(1,666)
Forfeited	(2,286)

Nonvested shares at March 31, 2006	195,555	0.83
Awarded	—
Vested	(2,500)
Forfeited	(2,418)

Nonvested shares at June 30, 2006	190,637	0.59
Awarded	—
Vested	(2,500)
Forfeited	—

Nonvested shares at September 30, 2006	188,137	0.34

     The weighted average grant-date estimated fair value of options granted during the three and nine months ended September 30, 2006 was $5.12 and $7.18 per share, respectively, and the weighted average grant-date estimated fair value of restricted stock awards granted during both the three and nine months ended September 30, 2006 was $18.87 per share. The total intrinsic value of options exercised was $273,000 and $1,250,000 for the three and nine months ended September 30, 2006, respectively, and the total estimated fair value of restricted stock awards vested was $30,000 and $90,000 for the three and nine months ended September 30, 2006, respectively.
     The weighted average grant-date estimated fair value of options granted during the three and nine months ended September 30, 2005 was $6.78 and $5.37 per share, respectively. There were no restricted stock awards granted during the three and nine months ended September 30, 2005. The total intrinsic value of options exercised was $1.9 million and $2.4 million and zero for the three and nine months ended September 30, 2005, respectively.
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

     The following table sets forth the Company’s segment information (in thousands):

		Visual
	WebSideStory	Sciences	Total
Three Months Ended September 30, 2006
Revenues from external customers	$14,379	$3,068	$17,447
Loss from operations	(254)	(2,381)	(2,635)
Loss before cumulative effect of change in accounting principle	(373)	(1,454)	(1,827)
Depreciation and amortization expense	588	285	873
Amortization of intangible assets	554	991	1,545
Stock-based compensation expense	1,720	1,223	2,943

		Visual
	WebSideStory	Sciences	Total
Three Months Ended September 30, 2005
Revenues from external customers	$11,337	$—	$11,337
Income from operations	1,614	—	1,614
Income before cumulative effect of change in accounting principle	1,759	—	1,759
Depreciation and amortization expense	355	—	355
Amortization of intangible assets	582	—	582
Stock-based compensation expense	219	—	219

		Visual
	WebSideStory	Sciences	Total
Nine Months Ended September 30, 2006
Revenues from external customers	$40,591	$5,545	$46,136
Loss from operations	(842)	(7,908)	(8,750)
Loss before cumulative effect of change in accounting principle	(1,056)	(4,958)	(6,014)
Depreciation and amortization expense	1,525	631	2,156
Amortization of intangible assets	1,661	2,642	4,303
Stock-based compensation expense	4,777	3,296	8,073

		Visual
	WebSideStory	Sciences	Total
Nine Months Ended September 30, 2005
Revenues from external customers	$27,706	$—	$27,706
Income from operations	3,739	—	3,739
Income before cumulative effect of change in accounting principle	4,090	—	4,090
Depreciation and amortization expense	955	—	955
Amortization of intangible assets	843	—	843
Stock-based compensation expense	738	—	738

		Visual
	WebSideStory	Sciences	Total
As of September 30, 2006
Goodwill	$25,196	$24,563	$49,759
Intangible assets, net	5,239	16,038	21,277
Total assets	80,992	49,817	130,809

		Visual
	WebSideStory	Sciences	Total
As of December 31, 2005
Goodwill	$21,286	$—	$21,286
Intangible assets, net	6,901	—	6,901
Total assets	87,743	—	87,743
     As of September 30, 2006 and December 31, 2005, 3% of the Company’s total assets were located outside the United States. Revenues for the three and nine months ended September 30, 2006 and 2005, by subsidiary geographic region were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
United States	$15,378	$9,898	$40,327	$23,675
Europe	2,069	1,439	5,809	4,031

	$17,447	$11,337	$46,136	$27,706

     No individual European subsidiary accounted for 10% or more of revenue for the three and nine months ended September 30, 2006 and 2005.

8. Commitments and Contingencies
     On February 3, 2006, NetRatings, Inc., an internet media and market research company, filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The suit alleges willful infringement of United States Patent Nos. 5,675,510, 6,108,637, 6,115,680, 6,138,155, 6,763,386. In the complaint, NetRatings seeks a preliminary and permanent injunction, unspecified monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. The Company’s answer to the complaint, in which it denied the material allegations of the complaint, was filed on March 24, 2006. A final pre-trial conference for this case is scheduled for July 25, 2007. No trial date is currently set for this case. Although there can be no assurance that an unfavorable outcome in this matter would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims made by NetRatings are without merit and intends to vigorously defend the action. As such, the Company does not believe a probable or estimable loss contingency related to this matter exists as of September 30, 2006; therefore, no loss accrual has been recorded.
     On February 22, 2006, the Company filed a complaint in the United States District Court for the Southern District of California charging NetRatings with willful infringement of United States Patent No. 6,393,479. The complaint seeks a permanent injunction against continued infringement as well as unspecified monetary damages (compensatory and enhanced) and recovery of the Company’s attorneys’ fees and costs. On March 30, 2006, the Company filed a first amended complaint containing additional details regarding the NetRatings products currently accused of infringing the ‘479 Patent. NetRatings answered the amended complaint on April 12, 2006, denying the material allegations of the amended complaint and asserting counterclaims for a declaration of non-infringement and invalidity/unenforceability of the ‘479 Patent. On May 5, 2006, the Company replied to the counterclaims, denying their material allegations. A final pre-trial conference for this case is scheduled for September 10, 2007. No trial date is currently set for this case. Given the nature of patent litigation, at the present time the Company is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified.
     From time to time, the Company is also involved in other routine litigation arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
     During the third quarter of 2006, the Company entered into non-cancellable letters of credit in the aggregate of $442,000 to secure future payments under leases for two facilities. The letters of credit expire in 2007 and contain automatic renewal terms extending through 2013. No amounts have been drawn against either letter of credit as of September 30, 2006. The funds that secure the letters of credit for the bank have been classified as restricted cash and included in other long-term assets in the condensed consolidated balance sheet as of September 30, 2006.
     The Company leases its office facilities and office equipment under non-cancelable operating lease arrangements that expire on various dates through 2013. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis. The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, net of sublease rental income of $101,000 for the remainder of 2006 and $564,000 in 2007, in effect at September 30, 2006 (in thousands):

Year Ended December 31:
Remainder of 2006	$414
2007	2,038
2008	2,503
2009	2,562
2010	2,639
Thereafter	5,751

Total	$15,907

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
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. This report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to our management. You can identify these forward-looking statements by the use of words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business, including, without limitation, our reliance on our web analytics services for the majority of our revenue; blocking or erasing of cookies or limitations on our ability to use cookies; the company’s limited experience with digital marketing applications beyond web analytics; the risks associated with integrating the operations and products of Avivo and Visual Sciences with those of the company; privacy concerns and laws or other domestic or foreign regulations that may subject the company to litigation or limit our ability to collect and use Internet user information; our ability to defend against claims of patent infringement alleged by NetRatings, Inc.; our ongoing ability to protect our own intellectual property rights and to avoid violating the intellectual property rights of third parties; the highly competitive markets in which we operate that could make it difficult for us to acquire and retain customers; the risk that our customers fail to renew their agreements; the risks associated with the company’s indebtedness, including satisfying the obligations under our senior notes as they become due; the risk that the company’s services may become obsolete in a market with rapidly changing technology and industry standards; and other risks described in Part II below under the heading “Item 1A. Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report.
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
     As of September 30, 2006, we had over 1,450 customers. Our direct sales force sells our services to a broad range of organizations in many industries, including, among others, sports and entertainment, news, retail, financial services, travel, technology, manufacturing, telecommunications and education.
     In February 2006, we acquired Visual Sciences, a provider of streaming data analysis and visualization software and services, in exchange for $22.0 million in cash, 568,512 shares of common stock (all of which are currently held in escrow), warrants to purchase 1,082,923 shares of common stock with an exercise price of $18.47 per share, and $20.0 million in aggregate principal amount of senior notes. In connection with the transaction, we also granted 189,507 shares of restricted common stock to certain employees of Visual Sciences, which vest on January 30, 2007. In addition, we issued non-qualified stock options to purchase 350,000 shares of common stock to certain employees of Visual Sciences after the merger. We believe this merger expands our addressable market by adding customer interaction analysis solutions for the call center, e-mail and, in the future, other non-web delivery channels such as stores and branches. This merger also positions us to address the web analytics needs of large enterprises that require in-house solutions.
     We generated approximately 13% and 15% of revenue from subsidiaries located outside of the United States for the nine months ended September 30, 2006 and 2005, respectively. We anticipate that the percentage of revenue from international operations will remain consistent or grow as we increase our direct sales force and build brand awareness in foreign markets. We have released foreign language versions of our HBX service to facilitate use in certain foreign markets. Although we have not entered into any agreement or understanding for an international acquisition, we have evaluated international acquisition opportunities in the past and will continue to do so in the future.
Critical Accounting Policies and Estimates
     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our consolidated financial statements, which have been prepared using accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expense and related disclosures. On an on-going basis, we evaluate estimates, including those related to accounts receivable allowance, stock-based compensation expense, estimated life of intangible assets, impairment of intangible assets and goodwill, income tax valuation allowance and depreciation lives. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
     Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations and include revenue recognition, allowance for doubtful accounts, accounting for stock-based compensation, accounting for business combinations, impairment of long-lived assets and goodwill, and income taxes. Other than the change in our accounting policies for stock-based compensation, due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), and changes to our revenue recognition policies to reflect new revenue streams associated with the Visual Sciences services discussed below, management believes there have been no material changes during the three and nine months ended September 30, 2006 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC.
Revenue Recognition
     We derive our revenue from the sale of products and services that we classify into the following four categories: (1) subscription, hosting and support; (2) license; (3) professional services; and (4) advertising. We sell our services and license our products through our direct sales force. We utilize written contracts as the means to establish the terms and conditions upon which our products and services are sold to customers.

     We recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and related interpretations, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 — Revenue Recognition. For arrangements outside the scope of SOP 97-2, we evaluate if multiple elements can be accounted for separately in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.
     Subscription, Hosting and Support Revenue
     Subscription, hosting and support revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer as described below; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the fees is probable.
     We begin revenue recognition for services based on the following:
•	Revenue recognition for subscription services begins when the customer has been given access to the service.

•	Revenue recognition for post-contract and hosting support services begins upon acceptance of the software. For contracts without acceptance provisions, revenue recognition for post-contract support begins upon completion of installation and for hosting, upon delivery of the service.
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
     All software license arrangements include post-contract support services, which are recognized ratably over the term of the post-contract service period, typically one year. Post-contract support services provide customers with rights to when and if available updates, maintenance releases and patches released during the term of the support period.
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
     Revenue for perpetual software licenses is recognized when all of the following occur:
1.	Persuasive evidence of an arrangement exists, which consists of a written contract signed by both the customer and us.

2.	Delivery has occurred, which is after acceptance of the software, or for contracts without acceptance provisions, delivery occurs after completion of installation.

3.	The fee is fixed or determinable, which occurs when we have a signed contract that states the agreed upon fee for our products and/or services and specifies the related terms and conditions that govern that arrangement.

4.	Collection is probable as determined by the payment history of the customer and the customer’s financial position.

     Professional Services Revenue
     VSOE of fair value for professional consulting and training services is determined by reference to our established pricing and discounting practices for these services when sold separately. Revenue is derived primarily from time and material based contracts and is recognized as time is incurred.
     Advertising Revenue
     Advertising revenue is recognized based on actual delivery of advertisements.
Stock-based Compensation Expense
     On January 1, 2006, we adopted the provisions of SFAS No. 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant-date fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating our stock price volatility, employee stock option exercise behaviors and forfeiture rates.
Future Accounting Requirements
     In July 2006, the FASB issued FASB Interpretation No. 48, or FIN No. 48, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN No. 48 will have on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, or SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The accounting provisions of SFAS No. 157 will be effective for us beginning January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on our financial statements.
     In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, or SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 will require companies to quantify misstatements using both the balance sheet and income statement approaches to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. The accounting provisions of SAB No. 108 will be effective for us as of the end of our 2006 fiscal year. We are in the process of determining the effect, if any, the adoption of SAB No. 108 will have on our financial statements.

Results of Operations
     The following table presents our selected condensed consolidated statements of operations data (as a percentage of revenue) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Subscription, hosting and support	79%	91%	84%	94%
License	8%	0%	4%	0%
Professional services	10%	3%	8%	2%
Advertising	3%	6%	4%	4%

Total revenues	100%	100%	100%	100%

Cost of revenues
Cost of revenue	25%	17%	25%	16%
Amortization of intangible assets	4%	1%	4%	0%

Total cost of revenues	29%	18%	29%	16%

Gross profit	71%	82%	71%	84%

Operating expenses
Sales and marketing	39%	35%	43%	38%
Technology development	19%	12%	20%	12%
General and administrative	23%	16%	22%	17%
Amortization of intangible assets	5%	4%	5%	3%

Total operating expenses	86%	67%	90%	70%

(Loss) income from operations	(15)%	15%	(19)%	14%

Interest expense	(3)%	0%	(3)%	0%
Interest income	1%	2%	1%	2%
Other expense	0%	0%	0%	0%

(Loss) income before provision for income taxes	(17)%	17%	(21)%	16%

(Benefit from) provision for income taxes	(7)%	1%	(8)%	1%

(Loss) income before cumulative effect of change in accounting principle	(10)%	16%	(13)%	15%

Cumulative effect of change in accounting principle (net of tax)	0%	0%	0%	0%

Net (loss) income	(10)%	16%	(13)%	15%

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
Revenues
     Our total revenues for the three months ended September 30 were $17.4 million in 2006 as compared to $11.3 million in 2005, representing an increase of $6.1 million, or 54%. Revenues from our WebSideStory division for the three months ended September 30, 2006 comprised $14.4 million of our aggregate revenues, and revenues from our Visual Sciences division comprised $3.0 million of our aggregate revenues. Revenues for the three months ended September 30, 2005 were derived entirely from our WebSideStory division.
     Subscription, Hosting and Support Revenue. Subscription, hosting and support revenue for the three months ended September 30 was $13.9 million in 2006 compared to $10.3 million in 2005, representing an increase of $3.6 million, or 34%. Approximately $3.0 million of the increase was the result of an increase in the number of new customers for our services and lower attrition rates. The merger with Visual Sciences in February 2006 accounted for $0.6 million of the remaining increase. We expect that our subscription, hosting and support revenue will continue to increase in the future as we increase our customer base and continue to consider opportunities to grow our business through strategic acquisitions or mergers.
     License Revenue. License revenue for the three months ended September 30 was $1.3 million in 2006. There was no license revenue during the three months ended September 30, 2005. This revenue was entirely attributable to our merger with Visual Sciences in February 2006.

     Professional Services Revenue. Professional services revenue for the three months ended September 30 was $1.7 million in 2006 compared to $0.4 million in 2005, representing an increase of $1.3 million, or 357%. The Visual Sciences merger accounted for $1.1 million of this increase, with the remaining increase due to increased sales of optimization work. We expect that professional services revenue will continue to increase in future periods.
     Advertising Revenue. Advertising revenue for the three months ended September 30 was $0.6 million in 2006 compared to $0.6 million in 2005.
Cost of Revenues and Operating Expenses
     Cost of Revenues. Cost of revenues for the three months ended September 30 was $5.0 million in 2006 compared to $2.0 million in 2005, representing an increase of $3.0 million, or 144%. Our cost of revenues as a percentage of revenue for the three months ended September 30 were 29% in 2006 compared to 18% in 2005. Approximately $1.2 million of the increase resulted from the merger with Visual Sciences (excluding stock-based compensation expense and expense related to the amortization of intangibles). The amortization of intangible assets related to our two business combinations increased $647,000. In addition, during the first quarter of 2006, we adopted SFAS No. 123R which resulted in an increase of $577,000 in stock-based compensation expense. The remaining increase primarily resulted from an increase in salaries, bonuses, and employee-related costs associated with the expansion of our professional services department. We expect cost of revenues to increase in absolute dollars in future periods. The increase, as a percentage of revenue, was attributable to the inclusion of stock-based compensation expense related to our adoption of SFAS No. 123R and to the amortization of intangibles related to the merger with Visual Sciences and, to a lesser degree, the increase in professional services which has a higher cost of revenues than subscription and license.
     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30 were $6.9 million in 2006 compared to $3.9 million in 2005, representing an increase of $3.0 million, or 74%. The merger with Visual Sciences contributed $1.0 million to this increase (excluding stock-based compensation expense). The remaining increase came from the following: stock-based compensation expense increased $947,000 due to our adoption of SFAS No. 123R; salaries, wages and related employee benefits increased $487,000 and travel and lodging costs increased $87,000 both due to additional sales and marketing personnel; and lastly, advertising expense increased by $134,000 as we expanded our marketing efforts. As our customer base grows and our company expands to meet the increased demands, we will continue to hire additional sales and customer retention personnel in future periods, and, as a result, we expect such expenses to increase in the future.
     Technology Development Expenses. Technology development expenses for the three months ended September 30 were $3.4 million in 2006 compared to $1.3 million in 2005, representing an increase of $2.1 million, or 152%. The acquisition of development resources at Visual Sciences accounted for $597,000 of this increase (excluding stock-based compensation expense). Approximately $715,000 of the increase was due to the cost of expanding our development efforts in Russia, increased headcount and lower costs for internally developed software, which we capitalize. Stock-based compensation expense increased by $628,000 due to our adoption of SFAS No. 123R. We expect that technology development expenses will increase in future periods as we increase our investments in development and as the cost of internally developed software decreases. Our internally developed software amortization expense will increase as we amortize the cost related to completed projects.
     General and Administrative Expenses. General and administrative expenses for the three months ended September 30 were $4.0 million in 2006 compared to $1.9 million in 2005, representing an increase of $2.1 million, or 113%. Approximately $772,000 of the increase was due to professional fees for accounting and legal services. Stock-based compensation contributed $572,000 to the increase, and the merger with Visual Sciences contributed $436,000 of the increase (excluding stock-based compensation expense). Approximately $241,000 of the remaining increase was attributable to salaries and wages and related employee benefits for general and administrative personnel.
     Amortization of Intangibles. Amortization of intangibles expense for the three months ended September 30 was $830,000 in 2006 compared to $515,000 in 2005, representing an increase of $315,000, or 61%. The increase was primarily attributable to the merger with Visual Sciences. Amortization of intangibles related to the acquisition of Avivo accounted for $478,000 of the expense for the three months ended September 30, 2006 based on $8.3 million in intangible assets. These intangible assets have estimated lives ranging from three to six years with a weighted-average estimated life of approximately five years. Amortization of intangibles related to the merger with Visual Sciences accounted for $352,000 of the expense based on $18.7 million in intangible assets with estimated useful lives of three to ten years. Intangible asset amortization of acquired complete technology is included in cost of revenue and amortization of customer and maintenance contracts and trade name is included in operating expenses.

Other Income, Net
     Interest expense. For the three months ended September 30, 2006, interest expense increased $497,000 compared to the corresponding period of the prior year. The increase in interest expense resulted from interest on the senior notes issued in connection with the Visual Sciences merger which was completed on February 1, 2006.
     Interest income. During the three months ended September 30, 2006, interest income decreased $80,000, or 33%, compared to the corresponding period of the prior year. The decrease was primarily due to lower cash, cash equivalent and investment balances as a result of the cash used in connection with the Visual Sciences merger which was completed on February 1, 2006.
Provision for Income Taxes
     The benefit from income taxes of $1.2 million for the three months ended September 30, 2006 compared to a provision for income taxes of $88,000 for the three months ended September 30, 2005, primarily related to our 2006 net loss position. Our effective income tax rate for the three months ended September 30, 2006 was approximately 39% as compared to an effective rate of 5% during the same period in 2005. In the third quarter of 2005 we had a valuation allowance on our deferred tax assets, which was released in the fourth quarter of 2005. We do not have a valuation allowance on our deferred tax assets as of September 30, 2006. We were profitable from the fourth quarter of 2003 through the end of 2005 and began generating a net loss in 2006 primarily due to the stock-based compensation expense associated with the adoption of SFAS No. 123R and the intangible asset amortization expense related to our Visual Sciences merger. We believe that it is more likely than not that we will utilize our deferred tax assets in the near future; therefore, no valuation allowance has been recorded as of September 30, 2006. We will continue to monitor our financial results and the likelihood of utilizing our net operating loss carryforwards each quarter. Prior to the release of the valuation allowance, we recorded income tax expense based on the estimated amount of taxes payable within each period presented. In the third quarter of 2006, we recorded a benefit based on our effective rate of approximately 39%. The statutory rate of approximately 40% was reduced based on the permanent differences between book and tax. The permanent differences consisted of the imputed interest associated with the senior notes and meals and entertainment expense.
Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
Revenues
     Our total revenues for the nine months ended September 30 were $46.1 million in 2006 as compared to $27.7 million in 2005, representing an increase of $18.4 million, or 67%. Revenues from our WebSideStory division for the nine months ended September 30, 2006 comprised $40.6 million of our aggregate revenues, and revenues from our Visual Sciences division comprised $5.5 million of our aggregate revenues. Revenues for the nine months ended September 30, 2005 were derived entirely from our WebSideStory division.
     Subscription, Hosting and Support Revenue. Subscription, hosting and support revenue for the nine months ended September 30 was $38.7 million in 2006 compared to $26.0 million in 2005, representing an increase of $12.7 million, or 49%. Approximately $8.2 million of the increase was the result of an increase in the number of new customers for our services and lower attrition rates. The mergers with Visual Sciences in February 2006 and Avivo in May 2005 accounted for $4.5 million of the remaining increase for the nine months ended September 30, 2006.
     License Revenue. License revenue for the nine months ended September 30 was $2.0 million in 2006. There was no license revenue during the nine months ended September 30, 2005. This revenue was entirely attributable to our merger with Visual Sciences in February 2006.
     Professional Services Revenue. Professional services revenue for the nine months ended September 30 was $3.6 million in 2006 compared to $0.6 million in 2005, representing an increase of $3.0 million, or 489%. The acquisition of Avivo and the Visual Sciences merger accounted for $2.7 million of this increase with the remaining increase due to increased sales of optimization work.
     Advertising Revenue. Advertising revenue for the nine months ended September 30 was $1.8 million in 2006 compared to $1.1 million in 2005, representing an increase of $0.7 million, or 74%. This increase was due to the acquisition of Avivo and the inclusion of its advertising revenue beginning May 4, 2005.

Cost of Revenues and Operating Expenses
     Cost of Revenues. Cost of revenues for the nine months ended September 30 was $13.4 million in 2006 compared to $4.8 million in 2005, representing an increase of $8.6 million, or 182%. Our cost of revenues as a percentage of revenue for the nine months ended September 30 were 29% in 2006 compared to 16% in 2005. Approximately $4.0 million of the increase resulted from the acquisition of Avivo and the merger with Visual Sciences (excluding stock-based compensation expense and expense related to amortization of intangibles). The amortization of intangible assets related to our two business combinations increased $1.8 million. In addition, during the first quarter of 2006, we adopted SFAS No. 123R and recorded an increase of $1.5 million in stock-based compensation expense for the nine months ended September 30, 2006 as compared to 2005. The remaining increase primarily resulted from an increase in salaries, bonuses and employee-related costs associated with the expansion of our professional services department. The increase, as a percentage of revenue, is attributable to the inclusion of stock-based compensation expense related to our adoption of SFAS No. 123R and to the amortization of intangibles related to the merger with Visual Sciences and, to a lesser degree, the increase in professional services which has a higher cost of revenues than subscription and license.
     Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30 were $19.7 million in 2006 compared to $10.5 million in 2005, representing an increase of $9.2 million, or 88%. The acquisition of Avivo and the merger with Visual Sciences contributed $3.4 million to this increase (excluding stock-based compensation expense). The remaining increase came from the following: stock-based compensation expense increased $2.6 million due to our adoption of SFAS No. 123R; salaries, wages and related employee benefits increased $1.9 million and travel and lodging costs increased $400,000 both due to additional sales and marketing personnel; and lastly, advertising expense increased by $278,000 as we expanded our marketing efforts.
     Technology Development Expenses. Technology development expenses for the nine months ended September 30 were $9.4 million in 2006 compared to $3.4 million in 2005, representing an increase of $6.0 million, or 181%. The acquisition of development resources at both Avivo and Visual Sciences accounted for $2.6 million of this increase (excluding stock-based compensation expense). Stock-based compensation expense increased by $1.7 million for the nine months ended September 30, 2006 as compared to 2005. Finally, the remaining increase was primarily due to the cost of expanding our development efforts in Russia, increased headcount and lower costs for internally developed software, which we capitalize.
     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30 were $10.0 million in 2006 compared to $4.7 million in 2005, representing an increase of $5.3 million, or 114%. Approximately $1.9 million of the increase was due to professional fees for accounting and legal services. Stock-based compensation contributed $1.5 million to the increase, and the business combinations with Avivo and Visual Sciences contributed $1.0 million of the increase (excluding stock-based compensation expense). Approximately $0.7 million of the remaining increase was attributable to salaries and wages and related employee benefits for general and administrative personnel.
     Amortization of Intangibles. Amortization of intangibles expense for the nine months ended September 30 was $2.4 million in 2006 compared to $0.7 million in 2005, representing an increase of $1.7 million, or 231%. The increase was attributable to the Avivo and Visual Sciences business combinations. Amortization of intangibles related to the acquisition of Avivo accounted for $1.4 million of the expense for the nine months ended September 30, 2006 based on $8.3 million in intangible assets. These intangible assets have estimated lives ranging from three to six years with a weighted-average estimated life of approximately five years. There was only five months of amortization expense included for the nine months of 2005 based on the Avivo acquisition date of May 4, 2005. Amortization of intangibles related to the merger with Visual Sciences accounted for $1.0 million of the expense based on $18.7 million in intangible assets with estimated useful lives of three to ten years. Intangible asset amortization of acquired complete technology is included in cost of revenue and amortization of customer and maintenance contracts and trade name is included in operating expenses.
Other Income, Net
     Interest expense. For the nine months ended September 30, 2006, interest expense increased $1.2 million compared to the corresponding period of the prior year. The increase in interest expense resulted from interest on the senior notes issued in connection with the Visual Sciences merger which was completed on February 1, 2006.
     Interest income. During the nine months ended September 30, 2006, interest income decreased $179,000, or 28%, compared to the corresponding period of the prior year. The decrease was primarily due to lower cash, cash equivalent and investment balances as a result of the cash used in connection with the Visual Sciences merger which was completed on February 1, 2006.

Provision for Income Taxes
     The benefit from income taxes of $3.6 million for the nine months ended September 30, 2006 compared to a provision for income taxes of $205,000 for the nine months ended September 30, 2005, primarily related to our 2006 net loss position. Our effective income tax rate for the nine months ended September 30, 2006 was approximately 37% as compared to an effective rate of 5% during the nine months ended September 30, 2005. In the nine months ended September 30, 2005 we had a valuation allowance on our deferred tax assets, which was released in the fourth quarter of 2005. We do not have a valuation allowance on our deferred tax assets as of September 30, 2006. We were profitable from the fourth quarter of 2003 through the end of 2005 and began generating a net loss in 2006 primarily due to the stock-based compensation expense associated with the adoption of SFAS No. 123R and the intangible asset amortization expense related to our Visual Sciences merger. We believe it is more likely than not that we will utilize our deferred tax assets in the near future; therefore, no valuation allowance has been recorded as of September 30, 2006. We will continue to monitor our financial results and the likelihood of utilizing our net operating loss carryforwards each quarter. Prior to the release of the valuation allowance, we recorded income tax expense based on the estimated amount of taxes payable within each period presented. In the nine months ended September 30, 2006, we recorded a benefit based on our effective rate of approximately 37%. The statutory rate of approximately 40% was reduced based on the permanent differences between book and tax. The permanent differences consisted of the imputed interest associated with the senior notes and meals and entertainment expense.
Liquidity and Capital Resources
     As of September 30, 2006, we had $10.1 million of cash and cash equivalents, $9.3 million in short-term investments and $6.3 million in working capital deficit, as compared to $20.0 million of cash and cash equivalents, $11.7 million in short-term investments, $3.3 million in long-term investments and $24.7 million in working capital as of December 31, 2005.
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
     Our cash, cash equivalents and investments, combined with our positive cash flow from operating activities, are our principal sources of liquidity. We may need to raise some additional debt or equity capital within the next five months which, together with our existing cash, cash equivalents and investments and the cash we expect to generate from operating activities, would allow us to repay the $20.0 million in aggregate principal amount of our senior notes and interest thereon and maintain an adequate amount of operating liquidity. We may not be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. If we need to raise additional funds and are not able to do so, we may be required to modify our operations, which would have an adverse effect on our financial position, results of operations and cash flows.
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
Cash Flows

	Nine Months Ended
	September 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$7,941	$4,602
Investing activities	(19,160)	2,285
Financing activities	1,230	373
Effect of exchange rate changes on cash	71	(89)

Net change in cash and cash equivalents	$(9,918)	$7,171

     Operating Activities
     Net cash provided by operating activities was $7.9 million and $4.6 million for the nine months ended September 30, 2006 and 2005, respectively.
     During the nine months ended September 30, 2006, net cash provided by operating activities consisted primarily of a net loss of $6.0 million offset by non-cash adjustments to reconcile net income to net cash provided by operating activities of $6.5 million and $8.1 million for depreciation and amortization and stock-based compensation, respectively. Total changes in working capital decreased the net cash provided by operations due to increases in accounts receivable of $4.7 million, and prepaid expenses and other assets of $2.6 million, partially offset by increases in accounts payable and other liabilities of $2.4 million and deferred revenue of $3.4 million. These working capital changes were due primarily to the timing of billed revenue, collections and the delivery of service.
     During the nine months ended September 30, 2005, net income of $4.1 million was the largest contributor to the cash provided by operations. That amount was increased by non-cash add-backs of $1.8 million and $0.7 million for depreciation and amortization and stock-based compensation, respectively. Offsetting the positive non-cash items were changes in operating assets and liabilities including increases in accounts receivable of $1.8 million and prepaid expenses and other assets of $2.1 million, which collectively decreased cash provided from operations by $3.9 million. Total accounts payable and accrued liabilities increased $0.6 million and deferred revenue increased $1.3 million, further increasing cash provided from operating activities by approximately $1.9 million.
     Investing Activities
     Net cash used in investing activities totaled $19.2 million for the nine months ended September 30, 2006 as compared to net cash provided by investing activities of $2.3 million for the nine months ended September 30, 2005.
     During the nine months ended September 30, 2006, we acquired Visual Sciences which resulted in a net cash outflow of $20.2 million including transaction expenses. The $3.8 million of property and equipment purchased in the nine months ended September 30, 2006 related mainly to servers, network infrastructure and computer equipment and leasehold improvements. There were also cash outflows of $0.4 million for the letters of credit to secure future payments under two leases and $0.4 million for the escrow payment to the selling shareholders of Avivo. These cash outflows were partially offset by the net $5.7 million of purchases, sales and maturities of securities.
     During the nine months ended September 30, 2005, we invested cash in short and long-term investments. Net cash provided by the maturity of such investments was $6.2 million. Capital expenditures of $1.2 million were principally related to our network infrastructure and computer equipment for our employees and cash used in the acquisition of Avivo of $2.7 million is shown net of the $1.2 million of cash that Avivo had at the time of the acquisition.
     Financing Activities
     Net cash provided by financing activities was $1.2 million and $0.4 million for the nine months ended September 30, 2006 and 2005, respectively. In each of the nine months ended September 30, 2006 and 2005, our cash provided by financing activities primarily consisted of stock option exercises.
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

     We believe that we will have access to sufficient liquidity to fund our business and meet our senior note and contractual lease obligations over a period beyond the next 12 months. However, we may need to raise some additional debt or equity capital within the next five months to satisfy a portion of our senior note obligations and help us maintain an adequate amount of operating liquidity, and we may need to raise additional funds in the future if we pursue acquisitions or investments in competing or complementary businesses or technologies or experience unanticipated operating losses. If we raise additional funds through the issuance of equity or convertible securities, our stockholders may experience dilution. We may not be able to obtain additional debt or equity financing on acceptable terms, or at all.
Off-Balance Sheet Arrangements
     As of September 30, 2006 and for all periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign revenue has been primarily in Euros. Revenue from our subsidiaries located outside the United States was 12% and 13% for the three months ended September 30, 2006 and 2005, respectively, and 13% and 15% for the nine months ended September 30, 2006 and 2005, respectively.
Interest Rate Sensitivity
     We had unrestricted cash, cash equivalents and short and long-term marketable securities totaling $19.4 million and $35.0 million at September 30, 2006 and December 31, 2005, respectively. Marketable securities were invested in certificates of deposit and mortgage backed securities. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
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
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that certain control deficiencies, which, as discussed below, constituted material weaknesses, existed in our internal control over financial reporting as of September 30, 2006. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2006.
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
     Insufficient Staffing in Our Accounting and Financial Reporting Functions. As of September 30, 2006, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of accounting principles generally accepted in the United States of America commensurate with our financial reporting requirements. Specifically, we lacked a sufficient number of personnel possessing adequate knowledge, experience and training in the application of accounting principles to support our financial accounting and reporting functions. This control deficiency contributed to the material weakness described below. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures that could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
     Application of Lease-Related Generally Accepted Accounting Principles. As of September 30, 2006, we did not maintain effective controls over the selection, application and monitoring of our accounting policies related to leasing transactions. Specifically, our controls over the selection, application and monitoring of accounting policies related to lease, lease amendments and sub-lease transactions were ineffective to ensure such transactions were accounted for accurately, completely and in conformity with accounting principles generally accepted in the United States of America. This control deficiency resulted in the restatement of our 2004 annual consolidated financial statements and the interim consolidated financial statements for the quarters ended March 31, 2005 and June 30, 2005, as well as an audit adjustment to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of rent expense, rental income and sub-lease obligations that could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
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

     We have taken the following actions to remediate the material weakness related to the recording of leasing transactions in accordance with related generally accepted accounting principles:
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
     Based on the new leadership and management in the accounting department and the revision in controls over lease accounting, we believe we have made substantial progress in addressing these material weaknesses as of September 30, 2006. However, these material weaknesses were not remediated as of such date. We expect that these material weaknesses will be fully remediated once the recently hired key accounting personnel have had sufficient time in their positions and we continue to demonstrate the appropriate application of key technical accounting principles, accounting policies and revised internal controls.
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
     On February 22, 2006, we filed a complaint in the United States District Court for the Southern District of California charging NetRatings with willful infringement of United States Patent No. 6,393,479. The complaint seeks a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of our attorneys’ fees and costs. On March 30, 2006, we filed a first amended complaint containing additional details regarding the NetRatings products currently accused of infringing the ‘479 patent. NetRatings answered our amended complaint on April 12, 2006, denying the material allegations of the amended complaint and asserting counterclaims for a declaration of non-infringement and invalidity/unenforceability of the ‘479 patent. On May 5, 2006, we replied to the counterclaims, denying their material allegations. A pre-trial conference for this case is scheduled for September 10, 2007. No trial date is currently set for this case. Given the nature of patent litigation, at the present time we are unable to quantify the amount of remuneration we will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified.
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
     Our web analytics services, HBX and HitBox Professional, and related support represented 82%, 96% and 99% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively, and 88% of our total revenue for the nine months ended September 30, 2006. We anticipate that web analytics services and support will continue to represent a substantial majority of our total revenues. Our future success will depend, in part, on our ability to further enhance our web analytics services to meet client needs, to add functionality and to address technological advancements. Our future success will also be dependent upon our ability to attract new web analytics customers and to convince existing web analytics customers to renew their subscription agreements with us. In order to expand or to maintain our web analytics business, we may need to make significant investments in additional sales, marketing and other resources, which may not generate any additional revenues. We have experienced significant competition from other providers of web analytics services, and we cannot assure you that we will be able to continue to enhance our web analytics technology, expand our business or remain competitive in this market, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
     We may need to raise some additional debt or equity capital in the next five months which, together with our existing cash, cash equivalents and investments and the cash we expect to generate from operating activities, would allow us to repay the $20.0 million in aggregate principal amount of senior notes and interest thereon and maintain an adequate amount of operating liquidity. We may not be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, it could have a material adverse effect on our financial condition and results of operations, and our ability to continue to support our business growth and to respond to business challenges could be limited. If we need to raise additional funds and are unable to do so, we may be required to modify our operations, which would have an adverse effect on our financial position, results of operations and cash flows.
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
     The market for digital marketing applications is rapidly evolving and highly competitive. We expect competition to increase from existing competitors as well as new market entrants. We compete primarily with other application service providers and software vendors on the basis of product functionality, price, timeliness and level of service. Should our competitors consolidate, or if our smaller competitors are acquired by other, larger competitors, they may be able to provide services comparable to ours at a lower price due to their size. We also compete with companies that offer digital marketing software bundled with other products or services, which may result in such companies effectively selling these services at prices below their market price. Our current principal competitors include:
•	web analytics providers such as Coremetrics, Omniture and WebTrends;

•	website search providers such as Endeca, Google and Verity;

•	web content management providers such as Interwoven and Vignette; and

•	providers of keyword bid management solutions such as Did-It and Efficient Frontier.
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
We may have difficulty maintaining our profitability.
     Although we had generated net income in recent periods, we incurred net losses of $1.8 million and $6.0 million for the three and nine months ended September 30, 2006, respectively, primarily due to the stock-based compensation expense associated with the adoption of SFAS No. 123R and the intangible asset amortization expense related to our merger with Visual Sciences. We may not be able to regain our profitability in the future. In addition, Avivo was not profitable until the fourth quarter of 2004. We expect that our expenses relating to the sales of our services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our network, will increase in the future. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which could adversely affect our operating results and profitability.
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
     Although we have errors and omissions insurance with coverage limits of up to $5 million, this coverage may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, we cannot assure you that this policy will cover any claim against us for loss of data or other indirect or consequential damages and defending a suit, regardless of its merit, could be costly and divert management’s attention.
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
     All of our servers and our customers’ data are located at three, third-party co-location facilities: one in San Diego, California, operated by Level 3 Communications, LLC, which we use primarily for our HBX web analytics services; one in San Jose, California, operated by Equinix Operating Co., Inc., which we use for our site search and web content management services; and one in Ashburn, Virginia also operated by Equinix, which we use for our Visual Sciences’ business. Our agreement with Level 3 expires in September 2007 and Level 3 has the right to terminate the agreement if (i) we fail to pay any amounts past due within ten days after written notice or (ii) we fail to observe or perform any other material term of the agreement and such failure continues for 30 days after written notice to us by Level 3. In addition, Level 3 may terminate our rights to use the co-location space and receive co-location services if (a) Level 3’s rights to use its leased San Diego property terminates or expires for any reason, (b) we are in default of the agreement, (c) we make a material alteration to the co-location space without Level 3’s prior written consent, (d) we allow persons not pre-approved by Level 3 to have access to the Level 3 facilities, or (e) we possess firearms, illegal drugs, or alcohol in a Level 3 facility or engage in any criminal activity in any such facility; provided that with respect to clauses (b), (c) and (d), we will have ten days after written notice to us to cure the breach, unless our actions interfere or have the potential to interfere with other Level 3 customers. Our agreement with Equinix for the San Jose facility expires in April 2007 but is subject to automatic one-year renewals unless either party provides notice of non-renewal to the other party at least 45 days prior to the end of the then-applicable term. Our agreement with Equinix for the Ashburn facility expires in November 2007 but is subject to automatic one-year renewals unless either party provides notice of non-renewal to the other party at least 90 days prior to the end of the then-applicable term. In addition, Equinix has the right to terminate an agreement with us if (i) we fail to pay any amounts past due within ten days after written notice, (ii) we liquidate, become insolvent or cease doing business or (iii) we breach any other material term of the applicable agreement and such failure continues for 30 days after written notice to us by Equinix. In addition, among other reasons, Equinix may terminate our rights to use the co-location space and receive co-location services if the applicable property becomes subject to a condemnation proceeding or is condemned, Equinix’s possession of such property is otherwise terminated or abated or Equinix cannot provide us with access to the property for a period exceeding a specified number of days.
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
     We have experienced significant growth in recent periods. Our total annual revenue has grown from $14.3 million in 2000 to $39.4 million in 2005. We anticipate that we will need to continue to expand and effectively manage our organization, operations and facilities in order to manage our growth and regain our recent profitability. We increased the number of our full-time employees from 17 as of January 1, 1998 to 230 as of September 30, 2006, and we expect to continue to expand our team to meet our strategic objectives. If we continue to grow, it is possible that our management, systems and facilities currently in place may not be adequate. Our need to effectively manage our operations and growth requires that we continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement these tasks on a large scale and, accordingly, may not achieve our strategic objectives.
If we are unable to effectively and efficiently implement the necessary initiatives to eliminate the material weaknesses identified in our internal control over reporting or if we have other material weaknesses in our internal control over financial reporting, there could be an adverse effect on our financial reporting.
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report. In connection with this evaluation, our chief executive officer and chief financial officer determined that material weaknesses existed in our internal control over financial reporting as of September 30, 2006 with respect to insufficient staffing levels in our accounting and financial reporting functions and the application of generally accepted accounting principles to lease transactions. These material weaknesses were identified in the fourth quarter of 2005 in connection with a restatement of our historical financial statements. We commenced several remediation initiatives in the fourth quarter of 2005, which we are continuing to pursue in 2006, in an effort to remediate these material weaknesses. Although we expect that these material weaknesses will be remediated during 2006, the material weaknesses were not fully remediated as of September 30, 2006. Furthermore, we cannot provide assurances regarding the effectiveness of our remediation efforts. For more information regarding the material weaknesses identified by management in our internal control over financial reporting, and our remediation efforts to cure such weaknesses, please see “Part I, Item 4. Controls and Procedures” above.

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
     The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. For example, we, along with several of our competitors with technology similar to ours, are currently involved in patent litigation with NetRatings. NetRatings filed a patent infringement lawsuit against us in February 2006 in New York federal court, and we have filed a similar patent infringement lawsuit against NetRatings in federal court in San Diego. For more information about these lawsuits, please see “Item 1. Legal Proceedings” above. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. If a third party successfully asserts a claim that we are infringing their proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all. As currently pending patent applications are not publicly available, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties. We expect that the number of infringement claims in our market will increase as the number of services and competitors in our industry grows. These claims, whether or not successful, could:
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
     Our success and future growth depends to a significant degree on the skills and continued services of the members of our senior management team, including our chief executive officer and chief financial officer. We have employment agreements with many of our executive officers; however, under these agreements, our employment relationships with these executive officers are generally “at-will,” and they can terminate their employment relationships with us at any time. We do not maintain key person life insurance on any members of our management team. We anticipate that we will need to continue to hire key management personnel. We may not be able to successfully locate, hire, assimilate and retain other qualified key management personnel to grow our business.
     Jeffrey W. Lunsford, who has served as our president and chief executive officer since April 2003, recently announced his resignation, effective as of November 19, 2006, to become chief executive officer of a privately-held company. James W. MacIntyre, IV, who currently serves as the chief executive officer of our Visual Sciences business unit, has been appointed as our president and chief executive officer effective as of November 20, 2006. Any disruptions that result from the transition of chief executive leadership from Mr. Lunsford to Mr. MacIntyre could adversely affect our business.
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
     We may need to raise some additional debt or equity capital in the next five months which, together with a portion of our cash, cash equivalents and investments and the cash we expect to generate from operating activities, would allow us to repay the $20.0 million in aggregate principal amount of the senior notes we issued in connection with our merger with Visual Sciences and interest thereon and maintain an adequate amount of operating liquidity. We also intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services or enhance our existing services, enhance our operating infrastructure and acquire competing or complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. If we need to raise additional funds and are unable to do so, we may be required to modify our operations, which would have an adverse effect on our financial position, results of operations and cash flows.
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
Item 6. Exhibits

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger dated as of February 8, 2005 by and among the Registrant, WSSI Acquisition Company, Avivo Corporation and Charles M. Linehan, as the Holder Representative.

2.2(2)	Agreement and Plan of Merger dated as of February 1, 2006 by and among the Registrant, VS Acquisition, LLC, Visual Sciences, LLC and Ned Scherer, as the Holder Representative.

3.1(3)	Amended and Restated Certificate of Incorporation.

3.2(3)	Amended and Restated Bylaws.

3.3(4)	First Amendment to Amended and Restated Bylaws.

4.1(3)	Form of Common Stock Certificate.

Exhibit
Number	Description
4.2(2)	Second Amended and Restated Registration Rights Agreement dated as of February 1, 2006 by and among the Registrant and certain investors set forth therein.

4.3(3) +	Warrant to Purchase Series D Convertible Preferred Stock dated April 1, 2003 by and between the Registrant and Jeffrey W. Lunsford.

4.4(5)	Warrant to Purchase Common Stock dated as of November 21, 2005 and issued by the Registrant in favor of Starsoft Development Labs, Inc.

4.5(2)	Form of Warrant to Purchase Common Stock dated as of February 1, 2006 and issued by the Registrant in favor of the former holders of units of membership interest in Visual Sciences, LLC.

10.1(6)+	Amended Non-Employee Director Compensation Policy.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 10, 2005.

(2)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 7, 2006.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 333-115916) filed with the Securities and Exchange Commission on May 27, 2004.

(4)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 4, 2006.

(5)	Incorporated by reference to the Annual Report on Form 10-K of the Registrant filed with the Securities and Exchange Commission on March 16, 2006.

(6)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on October 2, 2006.

+	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of WebSideStory, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 7, 2006

/s/ JEFFREY W. LUNSFORD
Jeffrey W. Lunsford
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

/s/ CLAIRE LONG
Claire Long
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)