Form 10-K
period 2006-12-31
WEBSIDESTORY INC
filed 2007-03-13
CIK 1091158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to
Commission File Number: 0-31613
WEBSIDESTORY, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0727173
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10182 Telesis Court, 6th Floor, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 546-0040
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.001 per share	The Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 of 15(d) of the Exchange Act from their obligations under those Sections.
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
Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $197.1 million, based on the closing stock price as reported by the Nasdaq National Market.*
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 7, 2007 was 20,220,656.

*	Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the common stock outstanding at December 31, 2006. This calculation does not reflect a determination that such persons are affiliates for any other purposes.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to its 2007 annual meeting of stockholders are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2006.

WEBSIDESTORY, INC.
FORM 10-K — ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I
Forward-Looking Statements
     This Annual Report on Form 10-K includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. This report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to our management. You can identify these forward-looking statements by the use of words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the company’s reliance on its web analytics services for the majority of its revenue; blocking or erasing of cookies or limitations on our ability to use cookies; the company’s limited experience with customer intelligence applications beyond web analytics; the risks associated with integrating the operations and products of Avivo Corporation and Visual Sciences, LLC with those of the company; privacy concerns and laws or other domestic or foreign regulations that may subject the company to litigation or limit our ability to collect and use Internet user information; WebSideStory’s ability to defend itself against claims of patent infringement alleged by NetRatings, Inc.; WebSideStory’s ongoing ability to protect its own intellectual property rights and to avoid violating the intellectual property rights of third parties; the highly competitive markets in which we operate that could make it difficult for us to acquire and retain customers; the risk that our customers fail to renew their agreements; the risks associated with our indebtedness, including the risk of non-compliance with the covenants in our credit facility; the risk that the company’s services may become obsolete in a market with rapidly changing technology and industry standards; and other risks described below under the heading “Item 1A. Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements.
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
Item 1. Business.
Overview
     WebSideStory, Inc. was founded and commenced operations in September 1996 and is a leading provider of real-time customer intelligence solutions. In 2006, we operated through two divisions, the WebSideStory division and the Visual Sciences division, which was acquired as a result of our merger with Visual Sciences on February 1, 2006. In December 2006, we announced the consolidation of our analytics sales, services and marketing organizations into a single force for 2007, enabling us to execute a single strategy across two brands, WebSideStory and Visual Sciences, and their associated product lines. See Note 10 to our consolidated financial statements for additional information regarding our operating segments.
     The services we provide deliver comprehensive insight into the lifetime of customer interactions across on-line and off-line channels. We identify developing trends, analyze and test business hypotheses and optimize the performance of customer facing business systems without the need for significant investments in internal infrastructure.
     Our customers can take advantage of the broad range of solutions we offer with flexible pricing and deployment options, including on-demand service and licensed software. Our WebSideStory line of products are typically delivered as an on-demand service over the Internet using secure, proprietary, and scalable applications and system architecture. On-demand delivery allows us to concurrently serve a large number of customers securely and to efficiently distribute the workload across our network of servers with provisions for redundant, fault-tolerant operations. These services are provided on a subscription basis to customers for a fee, which is either fixed or based on the actual number of web sites and total events (e.g., page views or rich internet application events) and transactions monitored by our services. Contracts for subscription services typically range in duration from one to three years. The utility nature of our delivery model enables us to extend to our customers the services of over thirty business partners who exchange data through our system architecture.
     Users of our Visual Sciences product line analyze information concerning their customers’ data and interactions as it streams in from their web sites, call centers, and messaging systems. We deliver our Visual Sciences product line either in-house by installation of licensed software on a customer’s hardware or on-demand over the Internet using secure, proprietary and scalable applications and system architectures. The pricing for the Visual Sciences product line is typically based on the number of licenses and modules sold. Post-contract support and professional services are often sold in addition to the licenses. The on-demand option is offered as a subscription service based upon the contract period, generally ranging from one month to three years. The licensed software delivery model enables us to respond to a broad range of application, performance, and security requirements found in the largest and most analytically competitive organizations. We provide our clients with a seamless transition between these two analytic product lines that preserves their data and their investment in our technology.
     We derive our revenue from the sale of products and services that we classify into the following four categories: (1) subscription, hosting and support; (2) license; (3) professional services; and (4) advertising. We derive the majority of our revenue from HBX™ Analytics, the flagship product in the WebSideStory product line which is delivered as a hosted solution on a subscription basis. Web analytics refers to the collection, analysis and reporting of information about Internet user activity. HBX Analytics collects data from web browsers, processes that data and delivers analytic reports of online behavior to our customers on demand, allowing them to improve their websites and their online marketing campaigns.
     As of December 31, 2006, we had over 1,500 customers purchasing services from our WebSideStory and Visual Sciences product lines. Our direct sales force sells our services to a broad range of organizations in many industries including sports and entertainment, news, retail, financial services, travel, technology, manufacturing, telecommunications and education.
     The majority of our operations are conducted in the United States. In order to pursue the sale of our products and services in international markets, we established wholly owned subsidiaries in France (February 2000), the Netherlands (August 2000) and the United Kingdom (April 2003). See Note 2 to our consolidated financial statements for additional information regarding the geographic markets in which we operate.
     Recent Acquisitions; $15 million Revolving Credit Facility
     In May 2005, we acquired Avivo Corporation, which was doing business as Atomz, a provider of on-demand website search and web content management, in exchange for approximately $4.2 million in cash, 2,958,713 shares of common stock and 164,434 options to purchase our common stock. We believe the acquisition of Avivo advanced our strategy of using analytics data to drive the optimization of other, related marketing applications, which may expand our market opportunity. Over the course of 2006, Avivo’s website search and web content management applications, which we refer to as WebSideStory Search and WebSideStory Publish, respectively, were integrated with HBX Analytics to support this strategy.
     In February 2006, we merged with Visual Sciences, LLC, a provider of streaming data analysis and visualization software and services, in exchange for $22.0 million in cash, 568,512 shares of common stock, warrants to purchase 1,082,923 shares of common stock with an exercise price of $18.47 per share, and $20.0 million in aggregate principal amount of senior notes. We also granted 189,507 shares of restricted common stock to certain employees of Visual Sciences and non-qualified stock options to purchase 350,000 shares of common stock to certain employees of Visual Sciences.
     In February 2007, we entered into a two-year, $15 million senior secured revolving credit facility. We used $5.0 million of initial borrowings under this credit facility, together with cash-on-hand, to repay all of the senior notes we issued in connection with the Visual Sciences merger. For more information about the new credit facility, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

     The merger with Visual Sciences expanded and strengthened our strategic capabilities, enabling us to drive real-time customer intelligence applications into the full breadth of enterprise opportunities. The Visual Sciences brand extends our product suite in several dimensions: to real-time multichannel customer analytics for organizations that market and service through call centers, messaging systems, and retail points-of-sale; to licensed software deployments where security or privacy are dominant considerations as in healthcare or financial services; to intranets and extranets where hosted analytics is not practical; and to the largest and most complex web sites where parallel performance is required to manage terabytes of data.
Benefits of Our Services
     We enable our clients to collect customer and business process information across multiple channels, such as the Web, retail points-of-sale, or call centers, and then apply such information to build a holistic picture of customer behavior, value, and business performance. Our clients use our products to monitor this stream of event and customer data for significant changes, to explore it visually and interactively, and to relate it to other corporate data assets. We help them apply the resulting insight by initiating or automating action through tailored web content, search results, or keyword bidding strategies. Our solutions enable our clients to make informed decisions about their customers and processes across a lifetime of interactions, transactions, and associated data resulting in significant revenue upside as well as business efficiencies.
     We believe our services:
•	Enable a More Complete View of the Customer Lifecycle: Our solutions deliver flexible deployment and data collection options which allow our customers to analyze any number of sources of data. Utilizing our Visual Sciences product line, the online behavioral data captured in our web analytics solutions can be analyzed separately or in conjunction with other data sources, enabling customer analysis across multiple channels. These potential data sources include, but are not limited to: integrated voice response (IVR); email traffic; product sales data across web, catalog, phone, and store channels; and custom data.

•	Provide Valuable Information to Improve Online and Offline Initiatives. Our analytic reports and drill down and visualization capabilities help our customers understand how users navigate and engage with their websites. Our reporting services allow businesses to compare the popularity and effectiveness of their content over time and across sections of their websites. These reports can reveal which paths in a website lead to the greatest number of sales and where bottlenecks occur and enable rapid testing of the effects that changes in content and design have on browsing, shopping and buying behavior. In addition, our services allow our customers to develop offline marketing strategies based on online analysis. We also correlate browsing and searching behavior with purchasing to reveal shopping patterns and trends.

•	Empower Customers to Implement Informed Marketing Decisions. While our web analytics service provides a basis for decisions affecting online marketing, our customers can use our analytics-driven applications to apply the insights gained. Our customers can use our website search application to influence how visitors navigate their website and search for content and products. Our web content management application allows our customers to publish and modify website content. Through integration with HBX Analytics, both site search and website content can be automatically optimized based on website visitor behavior.

•	Improve Marketing Return on Investment. Our web and internet channel analytics reports help businesses determine where their marketing budgets are best spent. We capture, analyze and report on on-line responses to both online and offline marketing campaigns. Using our services, our customers can run simultaneous campaigns, assess results in real time and then reallocate marketing resources to the most effective campaigns. Our customers can also identify which referral sources generate the most customer leads and can assess each campaign’s return on investment in terms of sales relative to costs.
Our Strategy
     We provide a broad range of solutions that address the diverse reporting and analysis needs found in the market today. We believe that success with analytical tools requires different levels of features, user interface, monitoring/reporting outputs, performance, and investment to capture every stage of the customer lifecycle and address the level of analytics maturity within an organization over time. An effective analytics solution also needs to provide the appropriate data to the relevant audience in the way that makes the most sense to that particular user or group of users.

     To accomplish this, we offer a product line that ranges from our simplest and lowest-priced Web reporting product to our highest-priced and most capable multi-channel customer analytics products based on the Visual Sciences platform. Customers can invest anywhere along this product continuum with full confidence that their analytics needs will be met as their businesses change and mature, protecting their data and their investment for the life of our business relationship.
     The key components of our strategy are to:
•	Expand the Features and Functionality of Our Services. We plan to further enhance the features and functionality of our applications, as well as adapt our services to changing Internet environments and business practices. We also plan to continue to increase the number of languages supported by our services.

•	Pursue New Customers in Our Existing Markets, Cross-Sell Our Products and Expand into New Geographic Markets. Our applications currently serve diverse organizations, including Fortune 500 corporations, small and medium businesses, and educational and government institutions. We intend to continue marketing our services to a broad range of organizations, primarily through our direct sales force. We plan to increase the number of sales people that we employ and to develop other marketing or distribution channels for our services. Additionally, we plan to leverage our sales force to cross-sell our applications, extended services and packaged service offerings across our current and potential customer base. We also plan to increase our marketing efforts to customers outside of North America, and we may also expand outside North America.

•	Continue to Develop and Acquire Related Services and Technologies. We believe that our success in web analytics will help us sell both related customer analytics applications and analytics-driven applications such as call center analytics, point of sale analytics, website search applications, web content management, keyword bid management, marketing surveys, email marketing and affiliate marketing networks. In the past year, we have developed or acquired several of these customer intelligence applications, and we intend to develop or acquire additional applications. We believe our strengths in data analysis, scalability and delivery of on-demand application services will allow us to compete effectively with other companies that may attempt to offer comparable customer intelligence services.

•	Provide Superior Customer Service and Build Lasting Relationships with Our Customers. We believe that we can generate more revenue from our customers by promoting wider and more diverse deployments of our services. We seek to learn industry best practices based on feedback from our customers and to incorporate these practices into our technology and professional services. This strategy enhances the value our customers receive from our services. We intend to keep our customers satisfied by responding promptly to their feedback and requests and by building technology that helps them achieve their goals.

•	Encourage the Development of Third-Party Applications that Integrate with and are Complementary to Our Services. Our services are designed to allow third-party developers to create applications complementary to our core services offering. Our analytic reporting and data collection processes can be integrated with third-party applications through our published application programming interfaces, or APIs, and through standard-format data feeds. We actively encourage our customers to integrate our services with other systems and applications that they use to increase the value of our services.
Our Services
     Most typically our customers begin by leveraging our web and Internet channel analytics solutions and over time adopt our solutions across their other customer channels.

Service	Description
HBX On-Demand Web Analytics	HBX is our on-demand web analytics service that collects, processes, stores and reports on Internet user behavior based on browser activity. Reports that we provide give our customers an extensive analysis of what visitors are doing on their web pages. For example, HBX can be used to inform our customers which marketing initiatives visitors responded to, what search engines they used, what keywords they entered, how much time they spent on web pages, what they bought online, when they abandoned shopping carts and what geographic area they live in.

Service	Description
Visual Site	Visual Site provides customers real-time visibility into Internet channel campaigns, sites, visitors and segments. Visual Site can integrate data from other visitor or transaction data sources to enable customers to gain a comprehensive view of their Internet visitors.

Visual Call	Visual Call provides customers real-time visibility into voice channel systems, customers and segments.

Visual Mail	Visual Mail provides customers real-time visibility into e-mail channel content, customers and segments.

WebSideStory Search	Search is our on-demand application that delivers relevant search results to visitors of our customers’ websites and guides them, step-by-step, to the products and information they want. Search also enables our customers to learn from their website visitors’ behavior and improve their business decisions based on what visitors are searching for and how often they find what they want. Customers can customize the search interface and results templates to match their website design.

WebSideStory Publish	Publish is our on-demand web content management application that helps businesses improve their website. Publish allows marketers and website owners to control website content, without sacrificing control over workflow, design and permissions required by web teams. For example, customers of Publish can navigate their own website to the content they want to modify, click a button and make the change. An additional click of a button will publish the changed content. Little to no training is required to utilize this application, and no technical expertise is needed.

WebSideStory Bid	Bid is our on-demand keyword bid management application that enables search engine marketers to actively manage pay-per-click bids from a single, easy-to-use interface. Bid is integrated with HBX to enable customers to analyze the effectiveness of their keyword bid strategies.
     Our other services include the following:
     Professional Services. We also offer professional services to help our customers implement and use our applications. Our advice helps them interpret analytic reports, and we develop recommendations for improving our customers’ websites and marketing programs. We assist in implementing our own recommendations, analyze the results and develop new recommendations based on these results.
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

Technology and Operations
Technology
     WebSideStory Product Line:
     The WebSideStory products are offered as on-demand solutions. These on-demand technologies are highly scalable, allowing us to serve large numbers of customers, including high-volume customers. Our on-demand proprietary software is designed to run on custom-built computer networks that we control and maintain. Unlike installed software, these solutions do not need to support different hardware, operating systems or databases, or develop software for customers’ unique computing environments. As a result, we can dedicate a greater proportion of our development resources to improve the features, functions, reliability and speed of our services.
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
     Visual Sciences Product Line:
     Our proprietary Visual Sciences platform was designed to offer dramatic improvements in the collection, integration, analysis, visualization, and reporting of very large and disparate data sets for large enterprise customers. Our platform and applications allows us the flexibility to offer our clients an on premises or on-demand distribution model. As a result, we can meet the diverse needs and requirements of enterprise customers.
     The platform technology is highly scalable due to our proprietary “clustering” capability which allows multiple servers to be managed and accessed together as if they are a single server. The platform runs on commodity and non-proprietary Intel and AMD server equipment keeping costs low both internally for systems we manage and for our customers who run our software in their internal environment. The distributed and parallel architecture of our platform allows the correct combination and capabilities to be delivered to each of our customers, regardless of size, security requirements, or complexity of their operating environments.
     Our technology platform includes extremely flexible data collection and importing options. Our platform can extract, translate, and load data collected in real-time or batch from event tags, proprietary sensors on web and application servers, flat files or ODBC sources.

     The Visual Sciences product line is available as an on-demand service or as an installed solution. Our customers access our on-demand services or on premises software through a thin client, Visual Workstation. Visual Workstation allows customers to access a rich language of metrics, dimensions and filters that can be defined in real-time and used in a wide array of visualizations. Customers can also receive reports and data from our systems through data feeds, output to Microsoft Excel, a web-based report portal and scheduled email delivery. Our system can also be configured to generate and publish reports and alerts based upon the occurrence of triggering events, thresholds, or calculated conditions.
     The Visual Sciences Platform is composed of various product components including: Visual Workstation®, Visual Dashboard™, Visual Report™, Visual Server®, Visual Load®, Visual Transform™, Visual Sensor®, Visual Repeater™ and Visual Geography™. Together, these Platform software components provide an integrated system for collecting, processing, integrating, analyzing, and visualizing real-time information.
     Our Visual Sciences Platform technology forms the core base upon which our market applications, such as Visual Site and Visual Call operate. The technology platform can also be easily configured to analyze various other data sources including: orders, payments, reservations, ATM transactions, kiosk transactions, document meta-data, electronic mail, network activity, and other types of event data.
     Our technology development expenses, including related stock-based compensation expenses, were $12.8 million, $5.0 million and $3.8 million in the years ended December 31, 2006, 2005 and 2004, respectively.
Operations
     All of our servers and our customers’ data are located at three, third-party co-location facilities: one in San Diego, California operated by Level 3 Communications, LLC, which we use primarily for our HBX web analytics services; one in San Jose, California operated by Equinix Operating Co., Inc., which we use for our site search and web content management services; and one in Ashburn, Virginia also operated by Equinix, which we use for our Visual Sciences product line. Our co-location agreements generally obligate the vendor to provide us with secure facilities, which generally includes biometric access screening and escort-controlled access, and on-site backup generators in the event of a power failure. The co-location agreements generally give us the right to keep our own network operators on-site around-the-clock. We regularly rotate tapes of customer data out of these facilities and store them in a separate location in the event of data loss at any of the facilities. In addition, we gain access to the Internet through several diverse Internet service providers, including Level 3. Our agreement with Level 3 expires in September 2007. Our agreement with Equinix for the San Jose facility expires in April 2007 but is subject to automatic one-year renewals unless either party provides notice of non-renewal to the other party at least 45 days prior to the end of the then-applicable term. Our agreement with Equinix for the Ashburn facility expires in November 2007 but is subject to automatic one-year renewals unless either party provides notice of non-renewal to the other party at least 90 days prior to the end of the then-applicable term.
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
Customers
     As of December 31, 2006, we had over 1,500 customers purchasing our services across our product lines. None of our customers individually accounted for more than 10% of our revenues for the years ended December 31, 2006, 2005 or 2004.
Sales and Marketing
Direct Sales
     We primarily sell our services through our direct sales force, consisting of inside sales and field sales personnel. Our inside sales representatives are responsible for sales primarily to small and medium business customers assigned by geographic region as well as following up on leads generated from our marketing campaigns. Our field sales personnel are responsible for our enterprise business customers, and they generally sell our services in face-to-face client meetings rather than over the telephone. We organize our sales and marketing programs by geographic regions and by product lines. Our North American sales programs are managed out of our San Diego, California headquarters and our San Bruno, California office. All of our European sales programs are managed out of our Amsterdam facility. In addition, we have sales consultants in Australia, Singapore and Canada.
Marketing
     Our marketing strategy is to build our brand name and raise awareness of the company as a leading provider of real-time customer intelligence applications. Our marketing campaigns include a variety of advertising, public relations activities and web-based seminars and roundtables, all of which are targeted at executives and other decision makers within business organizations.
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
Customer Service and Support
     We believe that customer service and support begins with our sales personnel who are trained to understand our customers’ needs. Our sales people work with our technologists to ensure that our customers receive the services they need for their businesses. Continuing superior customer support beyond the signing of our service contract helps us retain and expand our customer base. Support and assistance is available to our customers by telephone or email, depending on the size of the customer and its preference. Our customer support group is equipped to answer general inquiries regarding our services and more technical questions relating to the use of our services. We offer training to our customers to help them use the services they purchase from us.
International Sales
     In fiscal 2006, 2005 and 2004, we generated approximately 13%, 14% and 16% of our total revenue, respectively, from subsidiaries located outside the United States. Our international operations primarily consist of sales activities for customers based in Europe and Asia. Our United States operations provide technical, legal and network operating support services to support our European and Asian customers. Our international direct and indirect subsidiaries were established for the purpose of paying the salaries of our sales personnel based in Europe and other expenses related to the billing and collecting of revenue from our European customers. Our current international strategy is to grow and strengthen our presence in international markets by hiring additional sales personnel and designing our services to support additional languages.
Competition
     The market for web analytics and other customer intelligence applications is rapidly evolving and highly competitive. We expect competition to increase from existing competitors as well as new market entrants. We compete primarily with other application service providers and software vendors on the basis of product functionality, price, performance and level of service. We also compete with companies that offer web analytics software bundled with other products or services. Our current principal competitors include:
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
     We believe the principal competitive factors in our market include the following:
•	product functionality and breadth of services offered;

•	price and cost of ownership;

•	brand name and reputation;

•	rates of user adoption among the decision makers;

•	performance, security, scalability, reliability and flexibility of the services;

•	ability to gather and process large amounts of data;

•	speed and ease of implementation and use;

•	ease of integration with existing applications; and

•	quality of customer support and services.
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
     We pursue the registration of our trademarks and service marks in the United States and in other countries, although we have not secured registration of all of our marks. WebSideStory, Visual Sciences, Visual Site and HitBox, among others, are our United States registered service marks. WebSideStory, Visual Sciences, Visual Site, HBX and HitBox are also registered in the European Union. Certain of these marks as well as other marks are also registered in several other international jurisdictions. We have applied to register the HBX service mark in the United States.
     As of December 31, 2006, we had three issued patents. Of these issued patents, two expire in 2019 and are generally directed to Internet website traffic analysis. The third issued patent expires in 2020 and is generally directed to the correction of indirect addresses in documents. We also have ten patent applications pending in the

United States, as well as one international patent application pending under the Patent Cooperation Treaty and one pending patent application in each of the following countries/regions: Australia, Canada and Europe. In addition, we have entered into a cross license agreement with NetIQ, pursuant to which we have a license to NetIQ’s U.S. Patent No. 6,112,238, which expires in 2017, and certain patents pending and NetIQ has a license to our patents and certain patents pending. We do not believe that this cross license is material to our ability to sell our current web analytics services. This cross license agreement will terminate on the date the last patent expires. We cannot assure you that our pending, or any future, patent applications will be granted, that any existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted under any patent that may issue will provide competitive advantages to us. Many of our current and potential competitors dedicate substantially greater resources to the protection and enforcement of intellectual property rights, especially patents. If a patent has been or is issued to a third party that prevents us from using some or all of our non-patented technology, we would need either to obtain a license to, or to design around, that patent. We may not be able to obtain a license on acceptable terms, if at all, or design around the patent, which could harm our ability to provide our services.
     The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. For example, we, along with several of our competitors with technology similar to ours, are currently involved in patent litigation with NetRatings, Inc. NetRatings filed a patent infringement lawsuit against us in New York federal court in February 2006, and we have filed a similar patent infringement lawsuit against NetRatings in federal court in San Diego. For more information about these lawsuits, please see “Item 3. Legal Proceedings” below.
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
     Additionally, in the European Union, there is a range of legislation addressing, or affecting, Internet-related businesses. In particular, the 1995 European Union Directive on Data Protection applies to the processing of personal data, defined to include collection, storage, consultation and disclosure of information about identified or identifiable individuals. In addition, the 2002 European Union Privacy and Electronic Communications Directive regarding the processing of personal data and privacy in electronic communications prohibits the use of cookies, spyware and other tracking devices unless the user is given clear and conspicuous notice and the right to opt out. Because our service does not generally collect personal data as defined under the European Union Directives, and because we do not associate the information we do collect with identified or identifiable individuals, we believe that the data we collect and provide to our customers does not constitute personal data regulated by this Directive. We also believe that in the instances where we collect personal data, we do so in compliance with the European Union Directives.
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
Employees
     On December 31, 2006, we had 278 full-time employees. We have never had a work stoppage. None of our employees are represented under collective bargaining agreements. We consider our relationship with our employees to be good.
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
     Our web analytics services and related support represented 82%, 82% and 96% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. We anticipate that web analytics services and support will continue to represent a substantial majority of our total revenues. Our future success will depend, in part, on our ability to further enhance our web analytics services to meet client needs, to add functionality and to address technological advancements. Our future success will also be dependent upon our ability to attract new web analytics customers and to convince existing web analytics customers to renew their subscription agreements with us. In order to expand or to maintain our web analytics business, we may need to make significant investments in additional sales, marketing and other resources, which may not generate any additional revenues. We have experienced significant competition from other providers of web analytics services, and we cannot assure you that we will be able to continue to enhance our web analytics technology, expand our business or remain competitive in this market, any of which could have a material adverse effect on our business, financial condition and results of operations.
We have limited experience with customer intelligence applications other than web analytics and our efforts to expand our services beyond web analytics may not be successful.
     We have historically focused on the web analytics market and our efforts to expand our business beyond web analytics may not be successful. In connection with our acquisition of Avivo in May 2005, we expanded our services to include website search and web content management. We also introduced our keyword bid management service in early 2006, and our strategy includes the further expansion of our service offerings to include additional customer intelligence applications in the future. The launch of new services can involve technological challenges, which may not be resolved on a timely basis or at all and may require significant development efforts and expenditures. We cannot assure you that our website search, web content management, keyword bid management or other new services will achieve broad market acceptance or generate significant revenues. In addition, the expansion of our services beyond web analytics may result in a diversion of management’s attention and may require us to commit significant financial and other resources to an unproven business that may not generate a commensurate level of revenue or profits and could limit the resources we are able to devote to our existing business. If we are not successful in our expansion efforts, our brand image and existing business could be harmed and our stock price could decline.
Our indebtedness could adversely affect our financial health.
     As of December 31, 2006, we had $20.0 million in aggregate principal amount of senior notes outstanding that were issued in connection with our merger with Visual Sciences in February 2006. In February 2007, we entered into a $15 million two-year, senior secured revolving credit facility. We used $5.0 million of initial borrowings under this credit facility, together with cash-on-hand, to repay all of the senior notes we issued in connection with the Visual Sciences merger. As a result, we have $5.0 million of indebtedness outstanding under our senior credit facility as of March 9, 2007.
     Our indebtedness could have important consequences. For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, acquisitions and general corporate purposes;

•	require us to dedicate our cash flows from operations to the payment of principal and interest on our indebtedness, thereby eliminating or reducing the availability of our cash flows to fund working capital needs, capital expenditures, acquisitions and other general corporate purposes;

•	have a material adverse effect on our business and financial condition if we are unable to service our indebtedness or refinance such indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a disadvantage compared to our competitors that have less indebtedness.
Covenants in our senior secured revolving credit facility may limit our ability to operate our business.
     Under our senior secured credit agreement that we entered into in February 2007, we must comply with, among other things, certain specified financial ratios, including a minimum consolidated adjusted quick ratio and a minimum level of earnings before stock-based compensation, income taxes, depreciation and amortization expenses. If we default under the senior secured credit facility, because of a covenant breach or otherwise, the outstanding amounts thereunder could become immediately due and payable. In addition, the covenants contained in our senior secured credit facility limit our ability to incur additional debt, sell assets, make certain investments or acquisitions, grant liens, pay dividends and enter into certain merger and consolidation transactions, among other restrictions.
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
     We completed our acquisition of Avivo and merger with Visual Sciences on May 4, 2005 and February 1, 2006, respectively. However, we cannot assure you that we will realize the anticipated benefits of these business combinations. The market price of our common stock may decline as a result of our business combinations with Avivo or Visual Sciences for a variety of reasons, including, among others, the following:
•	we may not be able to integrate the business of Avivo or Visual Sciences with our business in a timely and efficient manner, or at all;

•	the combined company may not achieve the benefits of either business combination as rapidly as, or to the extent, anticipated by investors or financial or industry analysts;

•	we may not be able to expand the customer base of Avivo or Visual Sciences; or

•	the former stockholders of Avivo or Visual Sciences could dispose of a significant portion of our common stock that they received in connection with the business combinations.
We operate in highly competitive markets, which could make it difficult for us to acquire and retain customers.
     The market for customer intelligence applications is rapidly evolving and highly competitive. We expect competition to increase from existing competitors as well as new market entrants. We compete primarily with other application service providers and software vendors on the basis of product functionality, price, timeliness and level of service. Should our competitors consolidate, or if our smaller competitors are acquired by other, larger competitors, they may be able to provide services comparable to ours at a lower price due to their size. We also compete with companies that offer customer intelligence software bundled with other products or services, which may result in such companies effectively selling these services at prices below their market price. Our current principal competitors include:
•	web analytics providers such as Coremetrics, Omniture and WebTrends;

•	website search providers such as Endeca, Google and Verity;

•	web content management providers such as Interwoven and Vignette; and

•	providers of keyword bid management solutions such as Did-It and Efficient Frontier.
     In addition, we face competition from companies that develop similar technologies for their own use. Many companies, including some of our largest potential customers, use internally-developed customer intelligence software rather than the commercial services or software offered by us or our competitors. These companies may seek to offer their internally-developed software commercially in the future, which would bring us into direct competition with their products. To date, no web analytics service has been adopted as the industry standard for measuring Internet user behavior and preferences. However, if one of our current or future competitors is successful in establishing its products and services as the industry standard, it will be difficult for us to retain current customers or attract additional customers for our services.
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
Many of our services are sold pursuant to short-term subscription agreements, and if our customers elect not to renew these agreements, our revenue may decrease.
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
     We recognize a large portion of our revenue from our customers over the term of their agreements with us. As a result, the majority of our quarterly revenue usually represents deferred revenue from subscription agreements entered into during previous quarters. As such, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue for the corresponding quarter but will negatively affect our revenue in future quarters. In addition, the effect of significant downturns in sales and market acceptance of our services may not be fully reflected in our results of operations until future periods. Similarly, revenue recognition requirements also make it difficult for us to reflect any rapid expansion in our customer base or the addition of significant new subscription agreements.
We may have difficulty maintaining our profitability.
     Although we had generated net income in 2005, we incurred net losses of $7.7 million for the year ended December 31, 2006 primarily due to the stock-based compensation expense associated with the adoption of SFAS No. 123R and the intangible asset amortization expense related to our merger with Visual Sciences. We may not be able to regain our profitability in the future. We expect that our expenses relating to the sales of our services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our networks, will increase in the future. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which could adversely affect our operating results and profitability.
If we fail to respond to rapidly changing technology or evolving industry standards, our services may become obsolete or less competitive.
     The market for our services is characterized by rapid technological advances, changes in client requirements, changes in protocols and evolving industry standards. If we are unable to develop enhancements to and new features for our existing services or acceptable new services that keep pace with rapid technological developments, our services may become obsolete, less marketable and less competitive and our business would be harmed. The success of any enhancements, new features and services depends on several factors, including the timing of completion, functionality and market acceptance of the feature or enhancement. Failure to produce acceptable new features and enhancements may significantly impair our revenue growth and reputation.
We may be liable to our customers and may lose customers if we provide poor service, if our services do not comply with our agreements or if there is a loss of data.
     The information in our databases may not be complete or may contain inaccuracies that our customers regard as significant. Our ability to collect and report data may be interrupted by a number of factors, including our inability to access the Internet or the failure of our network or software systems. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. Our agreements generally give our customers the right to terminate their agreements for cause if we fail to meet certain reliability standards stated in the agreements or if we otherwise materially breach our obligations. Any failures in the services that we supply or the loss of any of our customers’ data may give our customers the right to terminate their agreements with us and could subject us to liability. We may also be required to spend substantial amounts to defend lawsuits and pay any resulting damage awards. We may be liable to our customers for loss of business, loss of future revenue, breach of contract or even for the loss of goodwill to their business. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to supply information, our reputation could be harmed and we could lose customers.
     Although we have errors and omissions insurance with coverage limits of up to $5 million, this coverage may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, we cannot assure you that this policy will cover any claim against us for loss of data or other indirect or consequential damages and defending a suit, regardless of its merit, could be costly and divert management’s attention

We may expand through acquisitions of, or investments in, other companies or through business relationships, all of which may divert our management’s attention, result in additional dilution to our stockholders or consume resources that are necessary to sustain our business.
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
     Due to our limited experience in offering a suite of customer intelligence applications, our evolving business model and the unpredictability of our emerging industry, we may not be able to accurately forecast our rate of growth. In addition, we may experience significant fluctuations in our operating results for other reasons such as:
•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or payment terms or those of our competitors;

•	concerns relating to the security of our networks and systems;

•	the rate of success of our domestic and international expansion;

•	our ability to hire and retain key executives as well as technical and sales and marketing personnel;

•	our ability to expand our operations and the amount and timing of expenditures related to this expansion;

•	limitations in the scalability of our networks and systems;

•	costs related to the integration of Avivo and Visual Sciences with our business and the development or acquisition of other technologies, products or businesses; and

•	general economic, industry and market conditions.
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
     Our networks are susceptible to outages due to fires, floods, power loss, telecommunications failures, systems failures, break-ins and similar events. We have experienced some outages due to power loss, systems failure and telecommunications failure. In addition, some of our network infrastructure is located in San Diego, California and in San Jose, California, areas susceptible to earthquakes and rolling electricity black-outs. We do not have multiple operating sites for our services in the event of any such occurrence. Our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Frequent or persistent disruptions of our services could cause us to suffer losses that are impossible to quantify at this time, such as claims by customers for indirect or consequential damages, loss of market share and damage to our reputation. Our business interruption insurance may not compensate us for every kind of loss resulting from disruptions of our services, and even if the type of loss is covered, the amount incurred may exceed the loss limitations in our insurance policies.
     All of our servers and our customers’ data are located at three, third-party co-location facilities: one in San Diego, California, operated by Level 3 Communications, LLC, which we use primarily for our HBX web analytics services; one in San Jose, California, operated by Equinix Operating Co., Inc., which we use for our site search and web content management services; and one in Ashburn, Virginia also operated by Equinix, which we use for our Visual Sciences product line. Our agreement with Level 3 expires in September 2007 and Level 3 has the right to terminate the agreement if (i) we fail to pay any amounts past due within ten days after written notice or (ii) we fail to observe or perform any other material term of the agreement and such failure continues for 30 days after written notice to us by Level 3. In addition, Level 3 may terminate our rights to use the co-location space and receive co-location services under certain circumstances. Our agreement with Equinix for the San Jose facility expires in April 2007 but is subject to automatic one-year renewals unless either party provides notice of non-renewal to the other party at least 45 days prior to the end of the then-applicable term. Our agreement with Equinix for the Ashburn facility expires in November 2007 but is subject to automatic one-year renewals unless either party provides notice of non-renewal to the other party at least 90 days prior to the end of the then-applicable term. In addition, Equinix has the right to terminate an agreement with us if (i) we fail to pay any amounts past due within ten days after written notice, (ii) we liquidate, become insolvent or cease doing business or (iii) we breach any other material term of the applicable agreement and such failure continues for 30 days after written notice to us by Equinix.
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

A rapid expansion of our networks and systems could cause us to lose data or cause our networks or systems to fail.
     In the future, we may need to expand our networks and systems at a more rapid pace than we have in the past. We may suddenly require additional bandwidth for which we have not adequately planned. We may secure an extremely large customer or a group of customers with extraordinary volumes of information to collect and process that would require significant system resources, and our systems may be unable to process the information. Our networks or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate such capacity constraints. In addition, we may lose valuable data or our networks may temporarily shut down if we fail to expand our networks to meet future requirements. Any lapse in our ability to collect or transmit data will decrease the value of our data, prevent us from providing the complete data requested by our customers and affect some of our customers’ web pages. Any disruption in our network processing or loss of Internet user data may damage our reputation and result in the loss of customers.
If our security measures are breached and unauthorized access is obtained, our services may be perceived as not being secure, and customers may hold us liable or stop using our services.
     Our services involve the storage and transmission of proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. While we have not experienced any material security breach in the past of which we are aware, if our security measures are breached as a result of third-party action, employee error or otherwise, and as a result, someone obtains unauthorized access to our data or our customers’ data, we could incur liability and our reputation would be damaged. For example, hackers or individuals who attempt to breach our network security could, if successful, misappropriate proprietary information or cause interruptions in our services. If we experience any breaches of our network security or sabotage, we might be required to devote significant capital and resources to protect against or to alleviate problems. We may not be able to remedy any problems caused by hackers or saboteurs in a timely manner, or at all. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose current and potential customers.
Any failure to adequately expand our direct sales force will impede our growth.
     We expect to be substantially dependent on our direct sales force to obtain new customers, particularly large enterprise customers, and to manage our customer relationships. We plan to expand our direct sales force and believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take twelve months or more before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our services will suffer.
We may encounter difficulties managing our growth, which could adversely affect our results of operations.
     We have experienced significant growth in recent periods. Our total annual revenue has grown from $14.3 million in 2000 to $64.5 million in 2006. We anticipate that we will need to continue to expand and effectively manage our organization, operations and facilities in order to manage our growth and regain our recent profitability. We increased the number of our full-time employees from 130 as of January 1, 2001 to 278 as of December 31, 2006, and we expect to continue to expand our team to meet our strategic objectives. If we continue to grow, it is possible that our management, systems and facilities currently in place may not be adequate. Our need to effectively manage our operations and growth requires that we continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement these tasks on a large scale and, accordingly, may not achieve our strategic objectives.

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
     Although we do have three issued U.S. patents, numerous registered U.S. and foreign service marks and pending patent and service mark applications, we cannot assure you that any future patents or service mark registrations will be issued with respect to pending or future applications or that any issued patents or registered service marks will be enforceable or provide adequate protection of our proprietary rights.
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
     The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. For example, we, along with several of our competitors with technology similar to ours, are currently involved in patent litigation with NetRatings. NetRatings filed a patent infringement lawsuit against us in February 2006 in New York federal court, and we have filed a similar patent infringement lawsuit against NetRatings in federal court in San Diego. For more information about these lawsuits, please see “Item 3. Legal Proceedings” below. We, and certain of our customers, have in the past received correspondence from third parties alleging that certain of our services or customers’ use of our services violates such third parties’ patent rights. For example, we are aware that four of our customers have received letters from third parties alleging, among other things, that such customers’ online activities, including the use of our services, infringe patent rights held by these third parties. Some of these customers have requested that we indemnify them against these allegations. Other customers may receive similar allegations of infringement and make similar requests for indemnification under our service agreements with them or these third parties may make claims directly against us. If a third party successfully asserts a claim that we or our customers are infringing their proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all. As currently pending patent applications are not publicly available, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties. We expect that the number of infringement claims in our market will increase as the number of services and competitors in our industry grows. These claims, whether or not successful, could:
•	divert management’s attention;

•	result in costly and time-consuming litigation;

•	require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all; or

•	require us to redesign our software and services to avoid infringement.

     As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. In addition, many of our agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling in any such claim. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management’s time.
If we fail to develop our brands cost-effectively, our business may suffer.
     We believe that developing and maintaining awareness of the brands maintained by WebSideStory and Visual Sciences in a cost-effective manner is critical to achieving widespread acceptance of our current and future services and is an important element in attracting new customers. Furthermore, we believe that brand recognition will become more important as competition in our market increases. Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our brands, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.
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
     Jeffrey W. Lunsford, who had served as our president and chief executive officer since April 2003, resigned in November 2006 to become chief executive officer of a privately-held company. James W. MacIntyre, IV, who previously served as the chief executive officer of our Visual Sciences subsidiary, was appointed as our president and chief executive officer effective as of November 20, 2006. Any disruptions that result from the transition of chief executive leadership from Mr. Lunsford to Mr. MacIntyre could adversely affect our business.
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
     Some of our international fees are currently denominated in U.S. dollars and paid in local currency. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our services more expensive for international customers, which could harm our business.
We previously identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if our internal controls are not effective.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to perform a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on management’s assessment and the effectiveness of internal control over financial reporting. In connection with their evaluations of our disclosure controls and procedures, our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, concluded that certain material weaknesses in our internal control over financial reporting existed during the periods ending December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006. These material weaknesses included insufficient staffing in our accounting and financial reporting functions and weaknesses in our recognition of leasing transactions in accordance with related generally accepted accounting principles. Our independent registered public accounting firm attested and reported that our internal control over financial reporting was not effective as of December 31, 2005. We believe that each of these material weaknesses has now been adequately remediated. Although our management has concluded and our independent registered public accounting firm has attested and reported that our internal control over financial reporting was effective as of December 31, 2006, we cannot assure you that we will not discover other material weaknesses in the future. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.
Changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or SFAS No. 123R. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R required that we change the way we account for share-based payments, including employee stock options. We previously accounted for stock-based awards to employees in accordance with APB No. 25. Under our previous accounting policy, we recorded stock-based compensation based on the difference between the exercise price of the stock option and the fair market value at the time of grant. To arrive at the fair value for each option grant, SFAS No. 123R requires the use of an option pricing model to evaluate our stock by factoring in additional variables such as expected life of the option, risk-free interest rate, expected volatility of the stock and expected dividend yield. Subsequently, in May 2005, the SEC approved a rule delaying the effective date of SFAS No. 123R to the annual period beginning after June 15, 2005. We adopted SFAS No. 123R effective as of January 1, 2006. The impact of the adoption of SFAS No. 123R on our results of operations is set forth in the consolidated financial statements contained in Item 8 of Part II of this report.
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
     At December 31, 2006, we had federal net operating loss carryforwards of approximately $30.6 million and state net operating loss carryforwards of approximately $22.3 million, which are available to offset future taxable income. The federal net operating loss carryforwards will begin to expire in 2020. The state net operating loss carryforwards will begin to expire in 2012.
     In 2006, net deferred tax assets increased approximately $6.0 million primarily due to the recognition of approximately $4.3 million of net deferred tax assets in connection with compensation expense related to stock options. The realization of the tax benefits of this deferred tax asset is dependent upon the stock price of the Company exceeding the exercise price of the related stock options at the time of exercise, as well as the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.
     We periodically assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that it is more-likely-than-not that our net deferred tax assets will ultimately be recovered and, accordingly, no valuation allowance on such assets was recorded as of December 31, 2006.
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

     Changes in web browsers may also encourage users to block our cookies. Microsoft, for example, frequently modifies its Internet Explorer web browser. Certain modifications by Microsoft could substantially impair our ability to use cookies for data collection purposes. If that happens and we are unable to adapt our technology and practices adequately in response to changes in Microsoft’s technology, then the value of our services would be substantially impaired. Additionally, other technologies could be developed that impede the operation of our services. These developments could prevent us from providing our services to our customers or reduce the value of our services.
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
     Both existing and proposed laws regulate and restrict the collection and use of information over the Internet that personally identifies the Internet user. These laws continue to change and vary among domestic and foreign jurisdictions, but certain information such as names, addresses, telephone numbers, credit card numbers and email addresses are widely considered personally identifying. The scope of information collected over the Internet that is considered personally identifying may become more expansive, and it is possible that current and future legislation may apply to information that we currently collect without the explicit consent of Internet users. If information that we collect and use without consent is considered to be personally identifying, our ability to collect and use this information will be restricted and we would have to change our methods of operation.

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
     In addition, domestic and foreign governments are considering restricting the collection and use of Internet usage data. Some privacy advocates argue that even anonymous data, individually or when aggregated, may reveal too much information about Internet users. If governmental authorities were to follow privacy advocates’ recommendations and enact laws that limit our online data collection practices, we would likely have to obtain the express consent, or opt-in, of an Internet user before we could collect, share, or use any of that user’s information. It might not be possible to comply with all domestic and foreign governmental restrictions simultaneously. Any change to an opt-in system of data collection would damage our ability to aggregate and utilize the information we currently collect from Internet users and would reduce the amount and value of the information that we provide to customers. A reduction in the value of our information might cause some existing customers to discontinue their use of our services or discourage potential customers from subscribing to our services, which would reduce our revenue. We would also need to devote considerable effort and resources, both human and financial, to develop new information collection procedures to comply with an opt-in requirement. Even if we succeeded in developing new procedures, we might be unable to convince Internet users to agree to our collection and use of their information. This would negatively impact our revenue, growth and potential for expanding our business and could cause our stock price to decline.
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
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in October 2004, and an active trading market may be difficult to sustain. We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for our common stock and for securities of technology companies in general have been highly volatile and may continue to be highly volatile in the future. The trading price of our common stock may fluctuate substantially as a result of one or more of the following factors:
•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	sales of our common stock, including sales by officers, directors and funds affiliated with them;

•	fluctuations in stock market prices and trading volumes of similar companies or of the securities markets generally;

•	market conditions in our industry, the industries of our customers and the economy as a whole; or

•	economic and political factors, including wars, terrorism and political unrest.
We might require additional capital to support business growth and this capital might not be available on acceptable terms, or at all.
     We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services or enhance our existing services, enhance our operating infrastructure and acquire competing or complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. The senior secured credit agreement we entered into in February 2007 includes restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. If we need to raise additional funds and are unable to do so, we may be required to modify our operations, which would have an adverse effect on our financial position, results of operations and cash flows.
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
     In addition, in connection with our merger with Visual Sciences, 568,512 shares of our common stock were placed in escrow for the benefit of the former members and certain optionholders of Visual Sciences. These shares are subject to release from escrow on April 1, 2007, unless we assert indemnification claims against them under our merger agreement, and generally may be sold in the public market pursuant to Rule 144 or pursuant to a shelf registration statement that we are required to file with respect to such shares. Moreover, we issued to the former members and certain optionholders of Visual Sciences warrants to purchase 1,082,923 shares of our common stock at an exercise price of $18.47 per share. Any shares issued upon exercise of the warrants may also be sold pursuant to such shelf registration statement, once it becomes effective. Sales by the former members and optionholders of Visual Sciences of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

     Moreover, certain of our stockholders have established trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for the purpose of effecting sales of common stock, and other employees and affiliates, including our directors and executive officers, may choose to establish similar plans in the future. Sales of a substantial number of shares of our common stock in the public market by our affiliates could cause the market price of our common stock to decline and could impair our ability to raise additional capital through equity financings.
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
Item 1B. Unresolved Staff Comments.
None
Item 2. Properties.
     We currently lease approximately 61,000 square feet of office space located in San Diego, California under a lease that expires in January 2013, of which we currently occupy approximately 40,000 square feet. We sublease the unused space at such facility under a sublease which expires in December 2007. We may not renew this sublease and may begin using a portion of the subleased space for our operations upon the expiration of the sublease.
     We lease approximately 8,250 square feet of office space located in San Bruno, California under a lease that expires in January 2008.

     We lease approximately 1,000 square feet of office space in the Netherlands, under a lease that expires in June 2009.
     As a result of the February 2006 merger with Visual Sciences, we also lease approximately 28,500 square feet of office space located in Herndon, Virginia under a lease that expires in 2013.
     We believe that our facilities are adequate for our current operations.
Item 3. Legal Proceedings.
     On February 3, 2006, NetRatings, Inc., an internet media and market research company, filed a lawsuit against us in the United States District Court for the Southern District of New York. The suit alleges willful infringement of United States Patent Nos. 5,675,510, 6,108,637, 6,115,680, 6,138,155, 6,763,386. In the complaint, NetRatings seeks a preliminary and permanent injunction, unspecified monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Our answer to the complaint, in which we denied the material allegations of the complaint, was filed on March 24, 2006. A Markman claim construction hearing was held on February 1, 2007. A final pre-trial conference for this case is scheduled for July 25, 2007. No trial date is currently set for this case. Although there can be no assurance that an unfavorable outcome in this matter would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims made by NetRatings are without merit and intend to vigorously defend the action.
     On February 22, 2006, we filed a complaint in the United States District Court for the Southern District of California charging NetRatings with willful infringement of United States Patent No. 6,393,479. The complaint seeks a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of our attorneys’ fees and costs. On March 30, 2006, we filed a first amended complaint containing additional details regarding the NetRatings products currently accused of infringing the ‘479 patent. NetRatings answered our amended complaint on April 12, 2006, denying the material allegations of the amended complaint and asserting counterclaims for a declaration of non-infringement and invalidity/unenforceability of the ‘479 patent. On May 5, 2006, we replied to the counterclaims, denying their material allegations. A Markman claim construction hearing was held on January 24, 2007. A pre-trial conference for this case is scheduled for September 10, 2007. No trial date is currently set for this case. Given the nature of patent litigation, at the present time we are unable to quantify the amount of remuneration we will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
     Our common stock is listed on the Nasdaq Global Market under the symbol “WSSI.” The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock as reported by Nasdaq, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2005	High	Low
First Quarter	$13.46	$10.76
Second Quarter	$15.10	$9.95
Third Quarter	$19.10	$13.63
Fourth Quarter	$20.60	$15.27

Fiscal Year Ended December 31, 2006	High	Low
First Quarter	$20.40	$13.58
Second Quarter	$17.47	$12.12
Third Quarter	$13.25	$9.90
Fourth Quarter	$14.39	$11.22
     As of March 7, 2007, there were 20,220,656 shares of our common stock issued and outstanding, held by approximately 252 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.
Dividend Policy
     We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the credit agreement governing our senior secured revolving credit facility restricts our ability to pay cash dividends on our common stock. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business condition and other factors that our board of directors may deem relevant, including the restrictions contained in the agreement governing our senior secured credit facility or any similar agreement, indenture or instrument.
Issuer Purchases of Equity Securities
     None.
Item 6. Selected Financial Data.
     The selected condensed consolidated financial and operating data set forth below have been derived from our audited financial statements. The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical results presented below are not indicative of any future results.
     As discussed elsewhere in this document, we acquired Avivo on May 4, 2005. Therefore, the condensed consolidated statement of operations data for the year ended December 31, 2005 includes the results of operations of Avivo beginning May 4, 2005 and the condensed consolidated balance sheet data includes the related assets and liabilities of Avivo as of December 31, 2005.
     As discussed elsewhere in this document, we merged with Visual Sciences on February 1, 2006. Therefore, the condensed consolidated statement of operations data for the year ended December 31, 2006 includes the results of operations of Visual Sciences beginning February 1, 2006, and the condensed consolidated balance sheet data includes the related assets and liabilities of Visual Sciences as of December 31, 2006.
Condensed Consolidated Statement of Operations Data (in thousands, except share and per share data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Revenues	$64,527	$39,452	$22,602	$16,360	$13,570
(Loss) income from operations	(11,155)	5,758	1,642	(2,608)	(1,887)
(Benefit from) provision for income taxes	(4,491)	(3,073)	46	(31)	(19)
Cumulative effect of change in accounting principle	13	—	—	—	—
Net (loss) income	(7,716)	9,659	1,768	(2,078)	(2,625)
Net (loss) income attributable to common stockholders	(7,716)	9,659	(947)	(3,644)	(3,992)

Basic net (loss) income per common share:
Before cumulative effect of change in accounting principle	$(0.41)	$0.56	$(0.13)	$(0.91)	$(1.05)
Cumulative effect of change in accounting principle	—	—	—	—	—

Basic net (loss) income per share	$(0.41)	$0.56	$(0.13)	$(0.91)	$(1.05)

Diluted net (loss) income per common share:
Before cumulative effect of change in accounting principle	$(0.41)	$0.51	$(0.13)	$(0.91)	$(1.05)
Cumulative effect of change in accounting principle	—	—	—	—	—

Diluted net (loss) income per share	$(0.41)	$0.51	$(0.13)	$(0.91)	$(1.05)

Shares used in per share calculations:
Basic	18,678,099	17,231,411	7,300,809	4,001,979	3,806,550
Diluted	18,678,099	18,774,978	7,300,809	4,001,979	3,806,550
Condensed Consolidated Balance Sheet Data (in thousands)

	As of December 31,
	2006	2005	2004	2003	2002
Cash, cash equivalents and short-term investments	$25,319	$31,680	$22,033	$5,690	$4,563
Working capital (deficit)	(5,360)	24,692	17,664	2,679	2,740
Total assets	137,568	87,743	37,618	9,917	8,605
Note payable	19,708	—	27	—	679
Redeemable preferred stock	—	—	—	14,056	12,519
Convertible redeemable preferred stock	—	—	—	28,837	30,008
Accumulated deficit	(52,325)	(44,609)	(54,268)	(56,036)	(53,958)
Total stockholders’ equity (deficit)	85,753	69,816	28,145	(39,179)	(38,273)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth above under “Item 1A. Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes for the year ended December 31, 2006, which are included elsewhere in this annual report.
Overview
     We are a leading provider of real-time customer intelligence solutions. In 2006, the Company operated through two divisions, the WebSideStory division and the Visual Sciences division, which was acquired as a result of our merger with Visual Sciences on February 1, 2006. The merger with Visual Sciences expanded and strengthened our strategic capabilities, enabling us to drive real-time customer intelligence applications into the full breadth of enterprise opportunities. The Visual Sciences brand extends our product suite in several dimensions: to real-time multichannel customer analytics for organizations that market and service through call centers, messaging systems, and retail points-of-sale; to licensed software deployments where security or privacy are dominant considerations as in healthcare or financial services; to intranets and extranets where hosted analytics is not practical; and to the largest and most complex web sites where parallel performance is required to manage terabytes of data.
     In December 2006, we announced the consolidation of our analytics sales, services and marketing organizations into a single force for 2007, enabling us to execute a single strategy across two brands, WebSideStory and Visual Sciences, and their associated product lines.
     The services we provide deliver comprehensive insight into the lifetime of customer interactions across on-line and off-line channels. We identify developing trends, analyze and test business hypotheses and optimize the performance of customer facing business systems without the need for significant investments in internal infrastructure.
     We derive our revenue from the sale of products and services that we classify into the following four categories: (1) subscription, hosting and support; (2) license; (3) professional services; and (4) advertising. We derive the majority of our revenue from HBX™ Analytics, the flagship product in the WebSideStory product line which is delivered as a hosted solution on a subscription basis. Web analytics refers to the collection, analysis and reporting of information about Internet user activity. HBX Analytics collects data from web browsers, processes that data and delivers analytic reports of online behavior to our customers on demand, allowing them to improve their websites and their online marketing campaigns.
     As of December 31, 2006, we had over 1,500 customers purchasing services from our WebSideStory and Visual Sciences product lines. Our direct sales force sells our services to a broad range of organizations in many industries including sports and entertainment, news, retail, financial services, travel, technology, manufacturing, telecommunications and education.
     The majority of our operations are conducted in the United States. In order to pursue the sale of our products and services in international markets, we established wholly owned subsidiaries in France (February 2000), the Netherlands (August 2000) and the United Kingdom (April 2003). In fiscal 2006, 2005 and 2004, we generated approximately 13%, 14% and 16% of our total revenue, respectively, from subsidiaries located outside the United States. Our current international strategy is to grow and strengthen our presence in international markets by hiring additional sales personnel and designing our services to support additional languages.
Sources of Revenues
     We derive our revenue from the sale of products and services that we classify into the following four categories: (1) subscription, hosting and support; (2) license; (3) professional services; and (4) advertising. We sell our services and license our products primarily through our direct sales force. We utilize written contracts as the means to establish the terms and conditions upon which our products and services are sold to customers.
     We recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and related interpretations, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 — Revenue Recognition. For arrangements outside the scope of SOP 97-2, we evaluate if multiple elements can be accounted for separately in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. For more information about our revenue and our revenue recognition policy, please see “Critical Accounting Policies” below in this Item 7.

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
Critical Accounting Policies and Estimates
     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expense and related disclosures. On an on-going basis, we evaluate estimates, including those related to accounts receivable allowance, stock-based compensation, estimated life of intangible assets, impairment of intangible assets and goodwill, income tax valuation allowance and depreciation lives. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
     Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations and include revenue, allowance for doubtful accounts, accounting for stock-based compensation, accounting for business combinations, impairment of long-lived assets and goodwill and income taxes. Our significant accounting policies are disclosed in the footnotes to the consolidated financial statements. Those critical accounting policies that require significant judgments and estimates are:
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
     We begin revenue recognition for services based on the following:
•	Revenue recognition for subscription services begins when the customer has been given access to the service or after acceptance.

•	Revenue recognition for post-contract support begins upon execution of the software license agreement or after acceptance of the related software license, and hosting support services begins upon acceptance of the software. For contracts without acceptance provisions, revenue recognition for post-contract support begins upon completion of installation and for hosting, upon delivery of the service.
     Subscription and hosting revenues are recognized over the term of the related contract periods, which generally range from six months to two years. We warrant certain levels of uptime reliability under subscription arrangements and permit our customers to receive credits or terminate their agreements in the event that we fail to meet those levels. We have rarely provided any such credits or termination rights. Subscription and hosting revenues that are invoiced and paid in advance of delivery of the service are recorded as deferred revenue.
     All software license arrangements include initial term post-contract support services, which are recognized ratably over the term of the post-contract service period, typically one year. Post-contract support services provide customers with rights to when and if available updates, maintenance releases and patches released during the term of the support period.
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
     For contracts with multiple elements we recognize revenue using the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met. If evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is recognized when evidence of fair value is determined or when all elements of the arrangement are delivered. Vendor specific objective evidence, or VSOE, for post-contract services is based on the stated renewal rate in the contract if that rate is substantive.

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
     We previously accounted for our stock-based compensation using the intrinsic value method as defined in APB Opinion No. 25 and accordingly, prior to January 1, 2006, compensation expense for stock options was measured as the excess, if any, of the fair value of our common stock at the date of grant over the amount an employee must pay to acquire the stock. We used the modified prospective transition method to adopt the provisions of SFAS No. 123R. Under this method, unvested awards at the date of adoption are amortized based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, with the exception of options granted prior to our initial public offering (“pre-IPO awards”). The pre-IPO awards will continue to be amortized based on the grant date intrinsic value in accordance with APB Opinion No. 25. Awards that are granted or modified after the date of adoption will be measured and accounted for in accordance with SFAS No. 123R. Based upon our analysis of the requirements of SFAS No. 123R, we reclassified our unamortized deferred compensation related to the issuance of unvested common stock awards (excluding pre-IPO awards) that was reported in the equity section of the balance sheet to additional paid-in capital.
     Under SFAS No. 123, we previously followed an accounting policy of recognizing forfeitures as they occurred. SFAS No. 123R requires that compensation cost be recorded only for the awards that are expected to be earned and therefore an estimate of expected forfeitures must be used. As part of the implementation of SFAS No. 123R, we have estimated expected forfeitures based upon our history and experience and expectations for the future. Total stock-based compensation expense has been recorded net of expected forfeitures.
     We adopted the alternative transition method provided in FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.
     As of December 31, 2006, there was approximately $9.4 million and $0.3 million of total unrecognized compensation cost related to stock options and restricted stock awards, respectively. These costs are expected to be recognized over a weighted average period of 1.46 years for the stock options and 0.09 years for the restricted stock awards.
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
Impairments of Long-lived Assets and Goodwill
     We account for long-lived assets, excluding goodwill, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess potential impairment to our long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.
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
Income Taxes
     We make estimates to determine our current provision for income taxes, as well as deferred tax assets and liabilities, income taxes payable and any valuation allowances. Our estimates related to our current provision for income taxes are based on current tax laws. Changes in tax laws or our interpretation of tax laws could impact the amounts provided for income taxes in our financial statements. We assess the likelihood that we will be able to recover our deferred tax assets. Realization of our deferred tax assets is dependent upon future taxable income as well as our use of prudent and feasible tax planning strategies. Our estimates regarding future profitability may change due to future market and industry conditions, changes in tax laws and other factors. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, changes in tax laws, ongoing prudent and feasible profits and our stock price. To the extent we believe it is more-likely-than-not that some portion or all of our net deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. To the extent we establish or change a valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in the consolidated statement of operations.
Results of Operations
     The following table presents our selected consolidated statements of operations data as a percentage of our total revenues for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Revenues
Subscription, hosting and support	83%	93%	99%
License	5%	0%	0%
Professional services	8%	3%	0%
Advertising	4%	4%	1%

Total revenues	100%	100%	100%

Cost of revenues
Cost of revenue	25%	17%	15%
Amortization of intangible assets	4%	1%	0%

Total cost of revenues	29%	18%	15%

Gross profit	71%	82%	85%

Operating expenses
Sales and marketing	41%	37%	44%
Technology development	20%	12%	17%
General and administrative	22%	16%	18%
Amortization of intangible assets	5%	3%	0%

Total operating expenses	88%	68%	79%

(Loss) income from operations	(17)%	14%	6%

Interest expense	(3)%	0%	0%
Interest income	1%	2%	1%
Other expense	0%	0%	0%

(Loss) income before income taxes	(19)%	16%	7%

(Benefit from) provision for income taxes	(7)%	(8)%	0%

(Loss) income before cumulative effect of change in accounting principle	(12)%	24%	7%

Cumulative effect of change in accounting principle (net of tax)	0%	0%	0%

Net (loss) income	(12)%	24%	7%
Constructive dividend on redemption of redeemable preferred stock	0%	0%	(6)%
Accretion of discount on redeemable preferred stock	0%	0%	(6)%

Net (loss) income attributable to common stockholders	(12)%	24%	(5)%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Revenues
     Our total revenues were $64.5 million for the year ended December 31, 2006 as compared to $39.5 million for the year ended December 31, 2005, representing an increase of $25.0 million, or 64%. Revenues from our WebSideStory division for the year ended December 31, 2006 comprised $55.1 million of our aggregate revenues, and revenues from our Visual Sciences division comprised $9.4 million of our aggregate revenues. Revenues for the year ended December 31, 2005 were derived entirely from our WebSideStory division.
     Subscription, Hosting and Support Revenue. Subscription, hosting and support revenue was $53.3 million for the year ended December 31, 2006 compared to $36.7 million for the year ended December 31, 2005, representing an increase of $16.6 million, or 45%. Approximately $10.9 million of the increase was the result of an increase in the number of new customers for our services and lower attrition rates. The merger with Visual Sciences in February 2006 and the acquisition of Avivo in May 2005 accounted for $5.7 million of the remaining increase. We expect that our subscription, hosting and support revenue will continue to increase in the future as we increase our customer base and continue to consider opportunities to grow our business organically and potentially through strategic acquisitions or mergers.
     License Revenue. License revenue was $3.5 million for the year ended December 31, 2006. This revenue was entirely attributable to our merger with Visual Sciences in February 2006. We had no license revenue during the year ended December 31, 2005.
     Professional Services Revenue. Professional services revenue was $5.3 million for the year ended December 31, 2006 compared to $1.0 million for the year ended December 31, 2005, representing an increase of $4.3 million, or 434%. The Visual Sciences merger accounted for $3.5 million of this increase, with the remaining increase due to increased sales of optimization work. We expect that professional services revenue will continue to increase in future periods.
     Advertising Revenue. Advertising revenue was $2.4 million for the year ended December 31, 2006 compared to $1.7 million for the year ended December 31, 2005, representing an increase of $0.7 million, or 38%. The inclusion of Avivo’s advertising revenue for the full year in 2006 compared to seven months in 2005 was the primary reason for this increase.
Cost of Revenues and Operating Expenses
     Cost of Revenues. Cost of revenues was $18.9 million for the year ended December 31, 2006 compared to $6.8 million for the year ended December 31, 2005, representing an increase of $12.1 million, or 179%. Our cost of revenues as a percentage of revenue was 29% for the year ended December 31, 2006 compared to 18% for the year ended December 31, 2005. Approximately $4.2 million of the increase resulted from the merger with Visual Sciences (excluding stock-based compensation expense and expense related to the amortization of intangibles). The amortization of intangible assets related to our two business combinations increased $2.4 million. In addition, during the first quarter of 2006, we adopted SFAS No. 123R which resulted in an increase of $2.3 million in stock-based compensation expense. The remaining increase primarily resulted from an increase in salaries, bonuses, and employee-related costs associated with the expansion of our professional services department. We expect cost of revenues to increase in absolute dollars in future periods. The increase, as a percentage of revenue, was attributable to the inclusion of stock-based compensation expense related to our adoption of SFAS No. 123R and to the amortization of intangibles related to the merger with Visual Sciences and, to a lesser degree, the increase in professional services which has a higher cost of revenues than subscription.
     Sales and Marketing Expenses. Sales and marketing expenses were $26.5 million for the year ended December 31, 2006 compared to $14.7 million for the year ended December 31, 2005, representing an increase of $11.8 million, or 80%. The merger with Visual Sciences contributed $3.3 million to this increase (excluding stock-based compensation expense). The remaining increase came from the following: stock-based compensation expense increased $3.6 million due to our adoption of SFAS No. 123R; salaries, wages and related employee benefits increased $2.1 million; and trade shows and advertising expense increased by $574,000 as we expanded our marketing efforts. The increase in sales and marketing personnel and number of customers also contributed to higher travel, lodging, insurance and employee event costs in the amount of approximately $453,000. As our customer base grows and our company expands to meet the increased demands, we will continue to hire additional sales and customer retention personnel in future periods, and, as a result, we expect such expenses to increase in the future.
     Technology Development Expenses. Technology development expenses were $12.8 million for the year ended December 31, 2006 compared to $5.0 million for the year ended December 31, 2005, representing an increase of $7.8 million, or 159%. The acquisition of development resources at Visual Sciences accounted for $2.2 million of this increase (excluding stock-based compensation expense). Approximately $2.9 million of the increase was due to the cost of expanding our development efforts in Russia, increased headcount and lower costs for internally developed software, which we capitalize. Stock-based compensation expense increased by $2.2 million due to our adoption of SFAS No. 123R. We expect that technology development expenses will increase in future periods as we increase our investments in development and as the cost of internally developed software decreases. Our internally developed software amortization expense will increase as we amortize the cost related to completed projects.
     General and Administrative Expenses. General and administrative expenses were $14.3 million for the year ended December 31, 2006 compared to $6.2 million for the year ended December 31, 2005, representing an increase of $8.1 million, or 132%. Approximately $2.5 million of the increase was due to professional fees for accounting and legal services. Stock-based compensation contributed $2.3 million to the increase, and the merger with Visual Sciences contributed $1.4 million of the increase (excluding stock-based compensation expense). Approximately $0.4 million of the remaining increase was attributable to salaries and wages and related employee benefits for general and administrative personnel.
     Amortization of Intangibles. Amortization of intangibles expense was $3.2 million for the year ended December 31, 2006 compared to $1.1 million for the year ended December 31, 2005, representing an increase of $2.1 million, or 179%. The increase was primarily attributable to the merger with Visual Sciences. Amortization of intangibles related to the acquisition of Avivo accounted for $1.9 million of the expense for the year ended December 31, 2006 based on $8.3 million in intangible assets. These intangible assets have estimated lives ranging from three to six years with a weighted-average estimated life of approximately five years. Amortization of intangibles related to the merger with Visual Sciences accounted for $1.3 million of the expense based on $18.7 million in intangible assets with estimated useful lives of three to ten years. Intangible asset amortization of acquired complete technology is included in cost of revenue and amortization of customer and maintenance contracts and trade name is included in operating expenses.
Other Income, Net
     Interest expense. For the year ended December 31, 2006, interest expense increased $1.7 million compared to the prior year period. The increase in interest expense resulted from interest on the senior notes issued in February 2006 in connection with the Visual Sciences merger.
     Interest income. During the year ended December 31, 2006, interest income decreased $209,000, or 23%, compared to the prior year period. The decrease was primarily due to lower cash, cash equivalent and investment balances as a result of the cash used in connection with the Visual Sciences merger.

Provision for Income Taxes
     The benefit from income taxes of $4.5 million for the year ended December 31, 2006 compared to the benefit for income taxes of $3.1 million for the year ended December 31, 2006, primarily related to our 2006 net loss position. Our effective income tax rate for the year ended December 31, 2006 was approximately 37% as compared to an effective rate of 47% during the same period in 2005. In 2005 we had a valuation allowance on our deferred tax assets, which was released in the fourth quarter of 2005. We do not have a valuation allowance on our deferred tax assets as of December 31, 2006. We were profitable from the fourth quarter of 2003 through the end of 2005 and began generating a net loss in 2006 primarily due to the stock-based compensation expense associated with the adoption of SFAS No. 123R and the intangible asset amortization expense related to our Visual Sciences merger. We believe that it is more likely than not that we will utilize our deferred tax assets in the near future; therefore, no valuation allowance has been recorded as of December 31, 2006. We will continue to monitor our financial results and the likelihood of utilizing our net operating loss carryforwards each quarter. Prior to the release of the valuation allowance, we recorded income tax expense based on the estimated amount of taxes payable within each period presented. In 2006, we recorded a benefit based on our effective rate of approximately 37%. The statutory rate of approximately 40% was reduced based on the permanent differences between book and tax. The permanent differences consisted of the imputed interest associated with the senior notes and meals and entertainment expense.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Revenues
     Our total revenues were $39.5 million for the year ended December 31, 2005 as compared to $22.6 million for the year ended December 31, 2004, representing an increase of $16.9 million, or 75%. Revenues for the years ended December 31, 2005 and 2004 were derived entirely from our WebSideStory division.
     Subscription, Hosting and Support Revenue. Subscription, hosting and support revenue was $36.7 million for the year ended December 31, 2005 compared to $22.4 million for the year ended December 31, 2004, representing an increase of $14.3 million, or 64%. The increase in subscription revenues over the previous year was primarily the result of increasing the number of new customers for our services to over 1,100 as of December 31, 2005 from approximately 650 as of December 31, 2004, which resulted from expanding our sales staff and increasing our product breadth and reach. The inclusion of subscription revenue from Avivo, which was acquired in May 2005, also contributed to the increase. Deferred revenues increased 100% to $12.8 million for the year ended December 31, 2005 from $6.4 million for the year ended December 31, 2004. Slightly offsetting the increase in revenue was the negative foreign currency translation impact due to an approximate 13% decline of the U.S. Dollar in relation to the Euro.
     Professional Services Revenue. Professional services revenue was $1.0 million for the year ended December 31, 2005 compared to $71,000 for the year ended December 31, 2004. The increase was primarily due to the acquisition of Avivo and the inclusion of its professional services revenue beginning in May 2005.
     Advertising Revenues. Advertising revenue was $1.7 million for the year ended December 31, 2005 compared to $0.1 million for the year ended December 31, 2004, representing an increase of $1.6 million. This increase was due to the acquisition of Avivo and the inclusion of its advertising revenue beginning in May 2005.
Cost of Revenues and Operating Expenses
     Cost of Revenues. Cost of revenues was $6.8 million for the year ended December 31, 2005 compared to $3.3 million for the year ended December 31, 2004, representing an increase of $3.5 million, or 104%. Our cost of revenues as a percentage of revenue was 18% for the year ended December 31, 2005 compared to 15% for the year ended December 31, 2004. The increase primarily resulted from an overall increase in headcount, a $1.4 million increase in salaries, a $387,000 increase in consulting work, a $256,000 increase in bonuses and employee-related costs associated with the expansion of our professional services department and an increase in costs associated with network personnel. In addition, we incurred higher utility costs and depreciation expense. Cost of revenue also increased because we recognized $202,000 in amortization of intangibles related to the acquisition of Avivo.
     Sales and Marketing Expenses. Sales and marketing expenses were $14.7 million for the year ended December 31, 2005 compared to $9.9 million for the year ended December 31, 2004, representing an increase of $4.8 million, or 48%. The increase was primarily attributable to increased salaries and wages and related employee benefits for additional sales and marketing personnel of $2.4 million and increased sales commissions and bonuses of $1.2 million related to increased revenue. The increase in sales and marketing personnel and number of customers contributed to higher travel, lodging, communication and employee event costs in the amount of approximately $582,000. Additionally, we also incurred higher marketing costs specifically related to our product user forum held in November 2005. The acquisition of Avivo also added to the increase.
     Technology Development Expenses. Technology development expenses were $5.0 million for the year ended December 31, 2005 compared to $3.8 million for the year ended December 31, 2004, representing an increase of $1.2 million, or 31%. The increase was primarily the result of higher salaries and wages and related employee benefit costs of $2.0 million and higher depreciation expense partially offset by the capitalization of $1.2 million of internally developed new product software in 2005. This compares to $185,000 of internally developed new product software costs capitalized during 2004.
     General and Administrative Expenses. General and administrative expenses were $6.2 million for the year ended December 31, 2005 compared to $3.9 million for the year ended December 31, 2004, representing an increase of $2.2 million, or 57%. The increase was largely due to additional professional fees for accounting and legal services of $1.1 million associated with being a public company, including the costs we incurred in 2005 associated with our Sarbanes-Oxley compliance project, an overall increase of $1.0 million in salaries and wages and an increase in certain insurance coverage. The acquisition of Avivo also added to the increase.
Other Income, Net
     Interest income. During the year ended December 31, 2005, interest income increased $0.7 million, or 341%, compared to the prior year period. The increase was primarily due to interest income earned on proceeds from our initial public offering in October 2004.
Provision for Income Taxes
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
Liquidity and Capital Resources
Overview
     As of December 31, 2006, we had $19.7 million of cash and cash equivalents, $5.6 million in short-term investments and $5.4 million in working capital deficit, as compared to $20.0 million of cash and cash equivalents, $11.7 million in short-term investments, $3.3 million in long-term investments and $24.7 million in working capital as of December 31, 2005. Our cash, cash equivalents and investments, combined with our positive cash flow from operating activities and available borrowings under the revolving credit facility we entered into in February 2007, are our principal sources of liquidity. We believe that our existing cash and short-term investments, anticipated cash flows from operations, and available credit facility will be sufficient to meet our operating and capital requirements through at least the next 12 months.
     Visual Sciences Merger. On February 1, 2006, we acquired Visual Sciences in exchange for $22.0 million in cash, 568,512 shares of our common stock, warrants to purchase 1,082,923 shares of our common stock, which expire on August 1, 2007 and have an exercise price of $18.47 per share, and $20.0 million in aggregate principal amount of senior notes due August 1, 2007, subject to certain mandatory prepayment provisions. We also granted, pursuant to our existing equity incentive plan, 189,507 shares of restricted common stock to certain employees of Visual Sciences, which became fully vested at the end of January 2007, and non-qualified stock options to purchase 350,000 shares of our common stock to certain employees of Visual Sciences. Please see Note 5 to the Consolidated

Financial Statements included elsewhere in this report for further details regarding our merger with Visual Sciences. As discussed below, in February 2007, we entered into a $15 million, two-year, senior secured revolving credit facility. We used $5.0 million of initial borrowings under this credit facility, together with cash-on-hand, to repay all of the senior notes we issued in connection with the Visual Sciences merger.
     Avivo Acquisition. On May 4, 2005, we completed the acquisition of Avivo, a provider of on-demand website search and content solutions. We paid approximately $4.2 million in cash, and issued 2,958,713 shares of common stock and options to purchase 164,434 shares of common stock, to acquire Avivo. On the acquisition date, approximately $0.8 million of the $4.2 million total cash consideration and approximately 592,000 of the 2,958,713 shares of common stock (together, the Escrow Amount) were deposited in escrow to secure indemnification obligations of Avivo and possible adjustments to the purchase price. In August 2006, upon the 15-month anniversary of the closing, 325,538 shares of the Company’s common stock and cash in the amount of approximately $444,000 were released from escrow. We recorded an increase to goodwill of $3.9 million as a result of the value of the shares released from escrow based on the closing price of our common stock on August 4, 2006. In addition, approximately $161,000 in cash was transferred out of the escrow to us and 118,261 shares of common stock were cancelled as a result of an earn-out adjustment. One-fourth of the original Escrow Amount was held back for an additional nine months to secure certain ongoing indemnification obligations of Avivo.
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
     New Credit Facility. In February 2007, we entered into a loan and security agreement with Silicon Valley Bank, which we refer to as the Credit Agreement, which provides for a $15 million senior secured revolving credit facility through February 2009. Amounts borrowed under the Credit Agreement bear interest at 0.25 percent less than the prime rate, or LIBOR plus 2.50 percent, as selected by us. All advances made under the Credit Agreement are guaranteed by our domestic subsidiaries and are secured by a first priority security interest in substantially all of the present and future personal property of us and certain domestic subsidiaries, other than intellectual property rights and the capital stock of foreign subsidiaries. Advances under the revolving credit facility will be used by us for working capital, to help repay the $20 million in aggregate principal amount of senior notes issued in connection with the merger with Visual Sciences, and to fund our general business requirements.
     Under the Credit Agreement, we are subject to certain limitations including limitations on our ability to incur additional debt, sell assets, make certain investments or acquisitions, grant liens, pay dividends and enter into certain merger and consolidation transactions, among other restrictions. We are also required to maintain compliance with financial covenants which include a minimum consolidated adjusted quick ratio and a minimum level of earnings before stock-based compensation, income taxes, depreciation and amortization expense.
     In the first quarter of 2007, we used $5.0 million of borrowings under this credit facility, together with cash-on-hand, to repay all of the senior notes we issued in connection with the Visual Sciences merger. As a result, we had $5.0 million of indebtedness outstanding under our senior credit facility as of March 9, 2007.
Cash Flows (in thousands)

	Year Ended December 31,
	2006	2005	2004
Net cash provided by (used in)
Operating activities	$13,601	$7,887	$4,703
Investing activities	(15,921)	5,645	(26,437)
Financing activities	1,898	827	21,749
Effect of exchange rate changes on cash	167	(101)	5

Net change in cash and cash equivalents	$(255)	$14,258	$20

     Operating Activities
     Net cash provided by operating activities was $13.6 million for the year ended December 31, 2006. Net cash provided by operating activities consisted primarily of a net loss of $7.7 million and non-cash income taxes of $4.8 million partially offset by non-cash adjustments to reconcile net loss to net cash provided by operating activities of $9.0 million for depreciation and amortization expense and $11.4 million for stock-based compensation. Total changes in working capital increased the net cash provided by operations due to increases in accounts payable and accrued liabilities of $2.7 million and deferred revenue of $6.5 million, partially offset by increases in accounts receivable of $5.6 million. These working capital changes were due primarily to the timing of billed revenue, collections and the delivery of service.
     Net cash provided by operating activities was $7.9 million for the year ended December 31, 2005. Net cash provided by operating activities consisted primarily of $9.7 million in net income and changes in working capital, including a $3.2 million increase in deferred revenues related to our increased customer base and a $1.3 million increase in accounts payable and accrued expenses due primarily to increased fees from our independent public accountants. Non-cash adjustments to reconcile net income to net cash provided by operating activities included add backs of $2.7 million and $1.0 million for depreciation and amortization and stock-based compensation, respectively. Those increases to net cash provided by operating activities were partially offset by a $3.6 million increase in accounts receivable, a $3.0 million increase in prepaid expenses and other assets and a $3.3 million increase in deferred tax assets.
     Net cash provided by operating activities was $4.7 million for the year ended December 31, 2004. Net cash provided by operating activities consisted primarily of a $2.4 million increase in deferred revenues, a $0.8 million increase in accounts payable and accrued expenses and the add-back of non-cash charges for depreciation and amortization and stock-based compensation of $1.0 million and $0.9 million, respectively. This was partially offset by a $1.5 million increase in accounts receivable.
     Investing Activities
     Net cash used in investing activities totaled $15.9 million for the year ended December 31, 2006. In February 2006, we acquired Visual Sciences which resulted in a net cash outflow of $20.2 million including transaction expenses. The $4.3 million of property and equipment purchased during the year related mainly to servers, network infrastructure and computer equipment and leasehold improvements. There were also cash outflows of $0.4 million for the letters of credit to secure future payments under two leases and $0.4 million for the escrow payment to the former Avivo shareholders. These cash outflows were partially offset by the net $9.5 million of purchases, sales and maturities of investments.
     Net cash provided from investing activities totaled $5.6 million for the year ended December 31, 2005. Net cash provided from investing activities is attributable to the maturity of investments, partially offset by capital expenditures of $1.5 million and the $2.7 million of net cash used in the acquisition of Avivo.
     Cash used in investing activities totaled $26.4 million for the year ended December 31, 2004. This included $1.4 million for capital expenditures and a net cash outflow of $25.0 million for the purchase of marketable securities.
     Financing Activities
     Cash provided by financing activities was $1.9 million in the year ended December 31, 2006. The exercise of stock options of $1.5 million and the windfall tax benefits from stock option exercises of $0.5 million, partially offset by payments on capital leases contributed to this amount.
     Cash provided by financing activities was $0.8 million in the year ended December 31, 2005. The exercise of stock options of $1.0 million, partially offset by payments on capital leases and a note contributed to this amount.

     Cash provided by financing activities was $21.7 million for the year ended December 31, 2004. This consisted of $38.1 million in net proceeds from our initial public offering offset by the $16.8 million redemption of our redeemable preferred stock. The exercise of stock options and warrants also contributed cash during 2004.
Factors That May Affect Future Financial Condition And Liquidity
     As of December 31, 2006, our principal commitments consisted of our $20 million aggregate principal amount of senior notes due not later than August 1, 2007, and our obligations under operating leases for office space, computer equipment and furniture and fixtures. Our capital lease obligations are for furniture and computer equipment. As these capital lease amounts are relatively small, they do not materially affect our overall liquidity.
     The following table summarizes our future minimum contractual obligations as of December 31, 2006, net of sublease income, for the next five years and thereafter (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Senior notes (1)	$20,927	$20,927	$—	$—	$—	$—	$—
Operating leases (2)	15,812	2,168	2,619	2,635	2,639	2,718	3,033
Capital leases	88	38	25	25	—	—	—

Total	$36,827	$23,133	$2,644	$2,660	$2,639	$2,718	$3,033

(1)	Amount shown for senior notes includes principal and accrued interest. As noted elsewhere in this report, in February 2007, we entered into a $15 million, two-year senior secured revolving credit facility. We used $5.0 million of initial borrowings under this credit facility, together with cash-on-hand, to repay all of the senior notes we issued in connection with the Visual Sciences merger. As a result, we had $5.0 million of indebtedness outstanding under our senior credit facility as of March 9, 2007.

(2)	Net of sublease rental income of $597,000 in 2007.
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
     We believe that our current cash, cash equivalents and short-term investments, combined with our positive cash flow from operating activities and available borrowings under our revolving credit facility, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that we will have access to sufficient liquidity to fund our business, satisfy interest and principal payments under our senior secured credit facility and meet our contractual lease obligations over a period beyond the next 12 months.
Off-Balance Sheet Arrangements
     As of December 31, 2006 and for all periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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
     In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, or SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. The accounting provisions of SAB No. 108 became effective for us as of the end of our 2006 fiscal year. There was no impact on our financial statements as a result of the adoption of SAB No. 108.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
     We are exposed to foreign currency exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries in U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign revenue has been primarily in Euros. Revenue from our subsidiaries located outside the United States was 13%, 14% and 16% for years ended December 31, 2006, 2005 and 2004, respectively.
Interest Rate Sensitivity
     We had unrestricted cash, cash equivalents and short and long-term marketable securities totaling $25.3 million and $35.0 million at December 31, 2006 and 2005, respectively. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. Marketable securities were invested in certificates of deposit and mortgage backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Item 8. Financial Statements and Supplementary Data.
     Reference is made to the Index to Consolidated Financial Statements that appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm from Pricewaterhouse Coopers LLP, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference into this Item 8.
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
Condensed Consolidated Quarterly Data (unaudited, in thousands, except share and per share data)
     During the fourth quarter of 2006 we recorded an adjustment to correct for the timing of revenue recognition which resulted in a $428,000 reduction of revenue. Of this amount, $74,000 related to 2005 and $354,000 related to the first three quarters of 2006. We also recorded an adjustment of $182,000 related to the issuance of restricted stock. This adjustment related to the first three quarters of 2006 and increased operating expenses. Management concluded that no period was materially misstated; accordingly, these adjustments have been recorded in the fourth quarter of 2006.
     The following table presents our unaudited condensed consolidated quarterly statement of operations data for 2006 and 2005 (in thousands). It has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
	2006	2006	2006	2006
Revenues	$18,391	$17,447	$15,245	$13,443
Cost of revenues	5,553	5,002	4,736	3,638

Gross profit	12,838	12,445	10,509	9,805
Operating expenses	15,243	15,080	14,413	12,016

Loss from operations	(2,405)	(2,635)	(3,904)	(2,211)

Loss before cumulative effect of change in accounting principle	(1,715)	(1,827)	(2,432)	(1,755)
Cumulative effect of change in accounting principle	—	—	—	13

Net loss	$(1,715)	$(1,827)	$(2,432)	$(1,742)

Basic net loss per common share:
Before cumulative effect of change in accounting principle	$(0.09)	$(0.10)	$(0.13)	$(0.09)
Cumulative effect of change in accounting principle	—	—	—	—

Basic net loss per share	$(0.09)	$(0.10)	$(0.13)	$(0.09)

Diluted net loss per common share:
Before cumulative effect of change in accounting principle	$(0.09)	$(0.10)	$(0.13)	$(0.09)
Cumulative effect of change in accounting principle	—	—	—	—

Diluted net loss per share	$(0.09)	$(0.10)	$(0.13)	$(0.09)

Shares used in per share calculations:
Basic	19,087	18,738	18,477	18,405
Diluted	19,087	18,738	18,477	18,405

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
	2005	2005	2005	2005
Revenues	$11,746	$11,337	$9,412	$6,957
Cost of revenues	2,031	2,046	1,692	1,007

Gross profit	9,715	9,291	7,720	5,950
Operating expenses	7,693	7,677	6,544	5,004

Income from operations	2,022	1,614	1,176	946

Income before cumulative effect of change in accounting principle	5,572	1,759	1,261	1,067
Cumulative effect of change in accounting principle	—	—	—	—

Net income	$5,572	$1,759	$1,261	$1,067

Basic net income per common share:
Before cumulative effect of change in accounting principle	$0.31	$0.10	$0.07	$0.07
Cumulative effect of change in accounting principle	—	—	—	—

Basic net income per share	$0.31	$0.10	$0.07	$0.07

Diluted net income per common share:
Before cumulative effect of change in accounting principle	$0.28	$0.09	$0.07	$0.06
Cumulative effect of change in accounting principle	—	—	—	—

Diluted net income per share	$0.28	$0.09	$0.07	$0.06

Shares used in per share calculations:
Basic	18,243	18,094	17,102	15,447
Diluted	19,884	19,757	18,459	16,922
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
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.
(b) Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
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
     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO).
     Management has excluded Visual Sciences, LLC from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the company in a purchase business combination during 2006. Visual Sciences’ total assets and total revenues represent 37% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.
     Based on the results of this assessment and on the criteria set forth in Internal Control-Integrated Framework issued by the COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
(c) Remediation of Previously Existing Material Weaknesses
     As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006, our management concluded that, as of each of those dates, two material weaknesses existed: (i) insufficient staffing in our accounting and financial reporting functions; and (ii) the recognition of leasing transactions in accordance with related generally accepted accounting principles.
     We have taken the following actions to remediate the material weakness related to insufficient staffing in our accounting and financial reporting functions:
•	In February 2006, we hired a new chief financial officer. Our chief financial officer is a CPA with 17 years of experience as a financial professional, including Big Four public accounting experience. Our chief financial officer possesses a strong background in technical accounting and the application of generally accepted accounting principles.

•	In May 2006, we hired a director of financial reporting and compliance to support our financial accounting and reporting functions. In addition, we have improved the documentation of our job descriptions within the financial accounting and reporting functions.

•	In July 2006, we established an Internal Audit function and hired a CPA with over 25 years experience with public companies to assist us with the evaluation and improvement of our internal control over financial reporting.

•	In November 2006, we hired a director of revenue recognition which further strengthens the financial expertise in the accounting department.

•	Existing staff, together with these new hires, represent a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training. Additional accounting and finance personnel hired in 2006 have had sufficient time in their positions and have gained a thorough understanding of the company as of December 31, 2006. Additionally, we have used experienced qualified consultants as needed to assist management in the accounting and financial reporting functions. As deemed necessary, we will continue to leverage the resources and expertise of financial consultants to help us maintain compliance with accounting principles generally accepted in the United States of America.
     We have taken the following actions to remediate the material weakness related to the recording of leasing transactions in accordance with related generally accepted accounting principles:
•	We implemented controls surrounding the evaluation of, and accounting for, leases and sub-leases, which consists of review and approval of the accounting for leases by appropriate personnel.
     As of December 31, 2006, management has implemented these additional policies, procedures and controls. Additionally, we have evaluated the design of these new controls, which have been placed in operation for a sufficient period of time, and tested their operating effectiveness. The steps identified and implemented above have improved the effectiveness of the Company’s internal control over financial reporting, as well as our disclosure controls and procedures, and as of December 31, 2006, the identified material weaknesses have been remediated
(d) Changes in Internal Control Over Financial Reporting
     As described above under the heading “Remediation of Previously Existing Material Weaknesses,” there were changes to our internal control over financial reporting during the fourth quarter of 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the Securities and Exchange Commission in connection with our 2007 annual stockholders meeting, which is expected to be filed not later than 120 days after the end of the fiscal year ended December 31, 2006, and which is incorporated in this annual report by reference.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of this report:
1. Financial statements: Please see the accompanying Index to Consolidated Financial Statements, which appears on page F-1 of the Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference into Item 8 above.
2. List of financial statement schedules: Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.
3. List of exhibits required by Item 601 of Regulation S-K: See Item 15(b) below.
(b) Exhibits. The exhibits listed on the accompanying Exhibit Index immediately following our consolidated financial statements referred to in Item 15(a) above are filed with this Annual Report on Form 10-K.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSIDESTORY, INC.

Dated: March 13, 2007	By:	/s/ JAMES W. MACINTYRE, IV

James W. MacIntyre, IV
Chief Executive Officer and President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAMES W. MACINTYRE, IV	Chief Executive Officer, President and Director	March 13, 2007
James W. MacIntyre, IV	(Principal Executive Officer)

/s/ CLAIRE LONG	Chief Financial Officer	March 13, 2007
Claire Long	(Principal Financial and Accounting Officer)

	Director	March 13, 2007
Anil Arora

/s/ CHARLES J. FITZGERALD, JR.	Director	March 13, 2007
Charles J. Fitzgerald, Jr.

/s/ JAMES R. GLYNN	Director	March 13, 2007
James R. Glynn

/s/ WILLIAM H. HARRIS, JR.	Non-Executive Chairman of the Board	March 13, 2007
William H. Harris, Jr.

/s/ KURT R. JAGGERS	Director	March 13, 2007
Kurt R. Jaggers

/s/ DOUGLAS LINDROTH	Director	March 13, 2007
Douglas Lindroth

/s/ JEFFREY W. LUNSFORD	Director	March 13, 2007
Jeffrey W. Lunsford

/s/ JAMES S. MAHAN, III	Director	March 13, 2007
James S. Mahan, III

WebSideStory, Inc.
Index To Financial Statements

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of WebSideStory, Inc.:
     We have completed integrated audits of WebSideStory, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of WebSideStory, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.
Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
     As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Visual Sciences, LLC from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Visual Sciences, LLC from our audit of internal control over financial reporting. Visual Sciences, LLC is a wholly-owned subsidiary whose total assets and total revenues represent approximately 37% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Diego, California
March 9, 2007

WEBSIDESTORY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$19,713	$19,968
Investments	5,606	11,712
Accounts receivable, net	15,654	7,842
Deferred tax assets	708	507
Prepaid expenses and other current assets	3,943	2,304

Total current assets	45,624	42,333

Property and equipment, net	6,562	2,532
Investments	—	3,276
Goodwill	49,380	21,286
Intangible assets, net	19,732	6,901
Deferred tax assets	14,956	9,166
Other assets	1,314	2,249

	$137,568	$87,743

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$987	$877
Accrued liabilities	9,327	3,880
Deferred revenue	20,924	12,801
Capital lease short-term	38	83
Current maturities of notes payable	19,708	—

Total current liabilities	50,984	17,641

Capital lease long-term	50	90
Other liabilities	781	196

Total liabilities	51,815	17,927

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 19,238,781 and 18,401,180 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	19	18
Additional paid-in capital	137,862	114,934
Unearned stock-based compensation	(22)	(630)
Accumulated other comprehensive income	219	103
Accumulated deficit	(52,325)	(44,609)

Total stockholders’ equity	85,753	69,816

	$137,568	$87,743

See accompanying notes.

WEBSIDESTORY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues
Subscription, hosting and support	$53,307	$36,732	$22,405
License	3,524	—	—
Professional services	5,319	996	71
Advertising	2,377	1,724	126

Total revenues	64,527	39,452	22,602

Cost of revenues
Cost of revenue	16,283	6,574	3,315
Amortization of intangible assets	2,646	202	—

Total cost of revenues	18,929	6,776	3,315

Gross profit	45,598	32,676	19,287

Operating expenses
Sales and marketing	26,450	14,654	9,922
Technology development	12,824	4,955	3,792
General and administrative	14,277	6,162	3,931
Amortization of intangible assets	3,202	1,147	—

Total operating expenses	56,753	26,918	17,645

(Loss) income from operations	(11,155)	5,758	1,642

Interest expense	(1,765)	(34)	(38)
Interest income	696	905	205
Other (expense) income	4	(43)	5

Total other (expense) income	(1,065)	828	172

(Loss) income before income taxes	(12,220)	6,586	1,814

(Benefit from) provision for income taxes	(4,491)	(3,073)	46

(Loss) income before cumulative effect of change in accounting principle (net of tax)	(7,729)	9,659	1,768

Cumulative effect of change in accounting principle (net of tax)	13	—	—

Net (loss) income	(7,716)	9,659	1,768
Constructive dividend on redemption of redeemable preferred stock	—	—	(1,389)
Accretion of discount on redeemable preferred stock	—	—	(1,326)

Net (loss) income attributable to common stockholders	$(7,716)	$9,659	$(947)

Basic net (loss) income per common share:
(Loss) income before cumulative effect of change change in accounting principle	$(0.41)	$0.56	$(0.13)
Cumulative effect of change in accounting principle	—	—	—

Basic net (loss) income per common share	$(0.41)	$0.56	$(0.13)

Diluted net (loss) income per common share:
(Loss) income before cumulative effect of change change in accounting principle	$(0.41)	$0.51	$(0.13)
Cumulative effect of change in accounting principle	—	—	—

Diluted net (loss) income per common share	$(0.41)	$0.51	$(0.13)

Shares used in per share calculations:
Basic	18,678,099	17,231,411	7,300,809

Diluted	18,678,099	18,774,978	7,300,809

See accompanying notes.

WEBSIDESTORY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

					Accumulated
			Additional	Unearned	Other		Stockholders’	Comprehensive
	Common Stock		Paid-in	Stock-based	Comprehensive	Accumulated	(Deficit) /	(Loss) /
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity	Income
Balance at December 31, 2003	4,577,437	$5	$17,733	$(1,157)	$276	$(56,036)	$(39,179)	$(1,922)

Issuance of common stock for cash net of $4.4 million issuance costs	5,000,000	5	38,082	—	—	—	38,087	—
Conversion of convertible redeemable preferred stock	5,634,131	6	28,000	—	—	—	28,006	—
Exercise of stock options and warrants	413,288	—	439	—	—	—	439	—
Unearned stock-based compensation	—	—	504	(504)	—	—	—	—
Amortization of stock-based compensation	—	—	—	882	—	—	882	—
Accretion of discount on redeemable preferred stock	—	—	(1,305)	—	—	—	(1,305)	—
Amortization of premium on Series A convertible redeemable preferred stock	—	—	852	—	—	—	852	—
Accretion of discount on Series B and Series C convertible redeemable preferred stock	—	—	(21)	—	—	—	(21)	—
Constructive dividend on redemption of redeemable preferred stock	—	—	(1,389)	—	—	—	(1,389)	—
Foreign currency adjustment	—	—	—	—	5	—	5	5
Net income	—	—	—	—	—	1,768	1,768	1,768

Balance at December 31, 2004	15,624,856	16	82,895	(779)	281	(54,268)	28,145	1,773

Exercise of stock options	334,713	—	974	—	—	—	974	—
Tax benefit from stock option exercise	—	—	1,729	—	—	—	1,729	—
Warrant Exercise	74,639	—	—	—	—	—	—	—
Stock issuance for acquisition	2,366,972	2	29,138	—	—	—	29,140	—
Warrant issuance	—	—	77	—	—	—	77	—
Option assumption for acquisition	—	—	—	(651)	—	—	(651)	—
Modification of option award	—	—	138	—	—	—	138	—
Unearned stock-based compensation	—	—	(17)	17	—	—	—	—
Amortization of stock-based compensation	—	—	—	783	—	—	783	—
Foreign currency adjustment	—	—	—	—	(21)	—	(21)	(21)
Unrealized loss on available-for-sale securities	—	—	—	—	(157)	—	(157)	(157)
Net income	—	—	—	—	—	9,659	9,659	9,659

Balance at December 31, 2005	18,401,180	18	114,934	(630)	103	(44,609)	69,816	9,481

Exercise of stock options	230,979	1	1,463	—	—	—	1,464	—
Vesting of restricted stock awards	9,166	—	—	—	—	—	—	—
Warrant exercise	271,918	—	—	—	—	—	—	—
Tax benefit from stock option exercise	—	—	857	—	—	—	857	—
Stock issuance for Avivo escrow release	325,538	—	3,417	—	—	—	3,417	—
Warrant issuance for acquisition	—	—	6,358	—	—	—	6,358	—
Transfer of unearned stock-based compensation upon adoption of SFAS No. 123R	—	—	(534)	534	—	—	—	—
Cumulative effect of change in accounting principle	—	—	(13)	—	—	—	(13)	—
Amortization of stock-based compensation	—	—	11,380	74	—	—	11,454	—
Foreign currency adjustment, net of tax of $16	—	—	—	—	51	—	51	51
Unrealized gain on available-for-sale securities, net of tax of $28	—	—	—	—	44	—	44	44
Reclassification adjustment for realized loss on available-for-sale securities, net of tax of $14	—	—	—	—	21	—	21	21
Net loss	—	—	—	—	—	(7,716)	(7,716)	(7,716)

Balance at December 31, 2006	19,238,781	$19	$137,862	$(22)	$219	$(52,325)	$85,753	$(7,600)

See accompanying notes.

WEBSIDESTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net (loss) income	$(7,716)	$9,659	$1,768
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,956	2,660	1,009
Debt discount amortization	968	—	—
Bad debt provision	343	112	28
Stock-based compensation	11,424	998	882
Loss on sale of securities	35	—	—
Windfall tax benefits from stock options exercised	(519)	—	—
Deferred income taxes	(4,756)	(3,318)	64
Cumulative effect of change in accounting principle	(13)	—	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(5,572)	(3,633)	(1,475)
Prepaid expenses and other assets	675	(3,019)	(717)
Accounts payable and accrued liabilities	2,685	1,323	829
Deferred revenue	6,504	3,238	2,430
Other liabilities	587	(133)	(115)

Net cash provided by operating activities	13,601	7,887	4,703

Cash flows from investing activities
Purchase of investments	(10,786)	(15,276)	(34,156)
Sales of investments	11,677	—	—
Maturities of investments	8,561	25,131	9,157
Purchase of property and equipment	(4,336)	(1,526)	(1,438)
Proceeds from sale of property and equipment	35	—	—
Restricted cash, cash equivalents and investments	(442)	—	—
Acquisition, net of cash acquired	(20,630)	(2,684)	—

Net cash (used in) provided by investing activities	(15,921)	5,645	(26,437)

Cash flows from financing activities
Exercise of stock options and warrants	1,463	974	439
Windfall tax benefits from stock option exercises	519	—	—
Payments on capital lease	(84)	(62)	(27)
Payments on note payable	—	(85)	—
Redemption of redeemable preferred stock	—	—	(16,750)
Proceeds from sale of common stock	—	—	38,087

Net cash provided by financing activities	1,898	827	21,749

Effect of exchange rate changes on cash	167	(101)	5

Net (decrease) increase in cash and cash equivalents	(255)	14,258	20
Cash and cash equivalents at beginning of year	19,968	5,710	5,690

Cash and cash equivalents at end of year	$19,713	$19,968	$5,710

Supplemental cash flow information:
Cash paid for interest	$—	$—	$4
Cash paid for income taxes	2	77	22
Supplemental disclosure of non-cash investing and financing activities:
Business combination with Visual Sciences
Cash paid for business combination, net of cash acquired	$20,186	$—	$—
Fair value of debt issued in business combination	18,740	—	—
Fair value of warrants issued in business combination	6,358	—	—
Liabilities assumed in business combination	3,521	—	—

Total fair value of assets acquired in business combination	$48,805	$—	$—

See accompanying notes.

WEBSIDESTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Business combination with Atomz
Cash paid for business combination, net of cash acquired	$444	$2,684	$—
Fair value of common stock issued in business combination	3,418	27,731	—
Fair value of common stock options granted as part of business combination	—	1,409	—
Liabilities assumed in business combination	—	4,451	—

Total fair value of assets acquired in business combination	$3,862	$36,275	$—

Non-cash purchases of property and equipment	$573	$—	$—

Equipment acquired under capital lease and note payable	$—	$—	$153

See accompanying notes.

WEBSIDESTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and Nature of Business
     WebSideStory, Inc. (together with its subsidiaries, the “Company”) was founded and commenced operations in September 1996 and is a provider of real-time customer intelligence solutions. The Company currently operates through two divisions — the WebSideStory division and the Visual Sciences division. The WebSideStory division sells products to build and optimize a company’s online presence such as web analytics, website search, web content management and keyword bid management. The Visual Sciences division, which was acquired through the merger of a wholly owned subsidiary of the Company with Visual Sciences, LLC (“Visual Sciences”) on February 1, 2006, sells products that analyze customer interactions and data across a company’s business, such as web, call center and messaging analytics. Customers use the services offered by the WebSideStory division to better understand how Internet users respond to website design and content, online marketing and e-commerce offerings and to manage the content of their web pages and make them searchable. Customers use the services offered by the Visual Sciences division to analyze and understand customer interaction across multiple delivery channels. Delivery of the services offered by the WebSideStory division occurs on-demand over the Internet using secure, proprietary and scalable applications and system architectures. Delivery of the services offered by the Visual Sciences division occurs either in-house by installation of licensed software on a customer’s hardware or on-demand over the Internet using secure, proprietary and scalable applications and system architectures.
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
Principles of Consolidation
     The consolidated financial statements include the accounts of WebSideStory, Inc. and its wholly owned subsidiaries. The results of operations for the years ended December 31, 2006 and 2005 include the results of operations of Visual Sciences commencing on February 1, 2006 and the results of operations of Avivo Corporation, commencing on May 4, 2005. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
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
     Substantially all of the advertising revenue for the years ended December 31, 2006, 2005 and 2004 was derived from one customer. Advertising revenue from that one customer accounted for approximately 4% of consolidated revenue for the years ended December 31, 2006 and 2005 and approximately 1% for the year ended December 31, 2004. The Company had no revenue generated from a single customer that accounted for more than 10% of revenue for the years ended December 31, 2006, 2005 or 2004. There were no customers that individually accounted for more than 10% of total accounts receivable as of December 31, 2006 or 2005.
     The Company’s servers related to its services and its customer data are located at three, third-party co-location facilities: one in San Diego, California, operated by Level 3 Communications, LLC; one in San Jose, California operated by Equinix Operating Co., Inc.; and one in Ashburn, Virginia also operated by Equinix Operating Co., Inc.
     The Company does not control the operation of these facilities, and such facilities are vulnerable to damage or interruption in the event that one or more of such third-party co-location facilities fail.
Geographical Information
     As of December 31, 2006 and 2005, assets located outside the United States were 4% of total assets. Revenues generated by subsidiaries outside the United States for the years ended December 31, 2006, 2005 and 2004 were 13%, 14% and 16%, respectively, of total revenues.
Revenue Recognition
     The Company derives its revenue from the sale of products and services that it classifies into the following four categories: (1) subscription, hosting and support; (2) license; (3) professional services; and (4) advertising. The Company sells its services and licenses its products primarily through its direct sales force. The Company utilizes written contracts as the means to establish the terms and conditions upon which its products and services are sold to customers.
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
     The Company begins revenue recognition for services based on the following:
•	Revenue recognition for subscription services begins when the customer has been given access to the service or after acceptance.

•	Revenue recognition for post-contract support begins upon execution of the software license agreement or after acceptance of the related software license, and hosting support services begins upon acceptance of the software. For contracts without acceptance provisions, revenue recognition for post-contract support begins upon completion of installation and for hosting, upon delivery of the service.

     Subscription and hosting revenues are recognized over the term of the related contract periods, which generally range from six months to two years. The Company warrants certain levels of uptime reliability under subscription arrangements and permits its customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. The Company has rarely provided any such credits or termination rights. Subscription and hosting revenues that are invoiced and paid in advance of delivery of the service are recorded as deferred revenue.
     All software license arrangements include initial term post-contract support services, which are recognized ratably over the term of the post-contract service period, typically one year. Post-contract support services provide customers with rights to when and if available updates, maintenance releases and patches released during the term of the support period.
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
Restricted Cash
     Restricted cash consists of the remaining $202,000 of the original Escrow Amount that was held back to secure certain ongoing indemnification obligations of Avivo and, non-cancelable letters of credit in the aggregate amount of $442,000 to secure future payments under leases for two facilities. The hold back for the indemnification obligations and the funds that secure the letters of credit for the bank have been classified as restricted cash and included in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2006.
Investments
     Management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2006 and 2005 all marketable securities have been classified as available-for-sale. Available-for-sale securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income (loss), net of tax. Declines in the fair value of these securities judged to be other than temporary, if any, are included in interest expense. Interest and dividends on available-for-sale securities are included in interest income. Realized gains and losses are recognized based on the specific identification method. The Company defines short term investments as income yielding securities that can readily be converted to cash.
     The Company regularly monitors and evaluates the realizable value of its investments to assess for other than temporary declines in value. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.
Accounts Receivable
     The Company’s accounts receivable are derived from a large number of direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. At December 31, 2006 and 2005, the allowance for potential credit losses was $566,000 and $365,000, respectively. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates.
Deferred Commissions
     Deferred commissions are the incremental direct cost of sales commissions paid to the Company’s direct sales force. The timing of commission payments varies but typically 50% of the commissions are paid 30 days after access to the hosted services is provided. The balance of the commissions is generally paid in 12 monthly installments. The deferred commission amounts are recoverable through the future revenue streams under non-cancelable customer contracts; therefore, the commissions are deferred and amortized over the non-cancelable terms of the related customer contracts. Deferred commissions are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations.

     Deferred commissions as of December 31, 2006 and 2005 were $1.7 million and $1.3 million, respectively.
Property and Equipment
     Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computers, equipment and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the estimated useful life of 7 years or the remaining lease term
     Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation or amortization is removed and the gain or loss is recorded. Repair and maintenance costs are expensed in the period incurred.
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
Impairment of Long-Lived Assets
     The Company accounts for long-lived assets in accordance with SFAS No. 144. The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There has been no impairment loss recognized through December 31, 2006.
Internal-use Software and Website Development Costs
     The Company capitalizes qualifying software and website development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF 00-02, Accounting for Website Development Costs. These costs are incurred during the application development stage, and amortized over their estimated useful lives ranging from two to three years. The Company capitalized $0.4 million and $1.2 million during the years ended December 31, 2006 and 2005, respectively. The amounts capitalized in 2006 primarily relate to software that is used to support the Company’s keyword bid management application which was released in May 2006. Net capitalized software and website development costs of $1.2 million and $1.3 million as of December 31, 2006 and 2005, respectively, are included in other assets in the accompanying consolidated balance sheets. Amortization expense totaled $491,000, $154,000 and $58,000 during the years ended December 31, 2006, 2005 and 2004, respectively.
Software Development Costs
     Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company determines technological feasibility when a working model has been completed. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer

Software to Be Sold, Leased or Otherwise Marketed, until the product is available for general release. The Company has not capitalized any software development costs because technological feasibility has not been established for software being developed during the year ended December 31, 2006.
Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events, including foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. The reclassification adjustment for net realized gains (losses) results from the recognition of the net realized gains (losses) in the statement of operations when marketable securities are sold. The Company presents comprehensive income (loss) in its consolidated statements of stockholders’ equity.
Cost of Revenues
     The Company’s cost of revenues primarily consists of internet connectivity costs, collocation facility charges, depreciation on network infrastructure and personnel associated with the Company’s professional services as well as network operations. A substantial portion of these costs are related to the subscription, hosting and support revenue line item in the consolidated statements of operations..
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
     As a result of the adoption of SFAS No. 123R, the Company’s loss from continuing operations and loss before income taxes for the year ended December 31, 2006 were each approximately $7.3 million higher, net loss was approximately $4.4 million higher, net cash provided by operating activities was approximately $519,000 lower and net cash provided by financing activities was approximately $519,000 higher than under the Company’s previous accounting method for stock-based compensation. Basic and diluted net loss per common share for the year ended December 31, 2006 both increased by $0.24.
     In periods prior to the adoption of SFAS No. 123R, the Company did not present the pro forma effects of capitalizing certain stock-based compensation costs on the balance sheet. However, in accordance with SFAS No. 123R, the Company has capitalized $45,000 of stock-based compensation costs related to internal-use software development costs during the year ended December 31, 2006.
     Prior to the adoption of SFAS No. 123R benefits of expected tax deductions in excess of recognized compensation costs (“windfall benefits”) were reported as operating activity cash flows. SFAS No. 123R amended

SFAS No. 95 and requires that such windfall benefits be recorded as a financing activity cash inflow. As a result, the Company has shown the windfall tax benefit amount of $519,000 in the cash flows from financing activities section of the consolidated statement of cash flows with a corresponding reduction in the cash flows from operating activities for the year ended December 31, 2006.
     Under SFAS No. 123, the Company previously followed an accounting policy of recognizing forfeitures as they occurred. SFAS No. 123R requires that compensation cost be recorded only for the awards that are expected to be earned and therefore an estimate of expected forfeitures must be used. As part of the implementation of SFAS No. 123R, the Company estimated expected forfeitures based upon its history and experience and expectations for the future. Total stock-based compensation expense has been recorded net of expected forfeitures. The Company has also applied the estimated forfeiture rate to adjust stock-based compensation expense recognized in prior periods for awards not expected to vest. This adjustment, totaling approximately $13,000 net of taxes, has been presented as a cumulative effect of a change in accounting principle.
     The Company adopted the alternative transition method provided in FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. The Company has adopted the tax law ordering approach for the utilization of tax attributes.
     The following table presents the stock-based compensation expense included in the Company’s cost of revenues, sales and marketing, technology development, and general and administrative expenses for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Cost of revenues	$2,359	$58	$15
Sales and marketing	3,791	183	209
Technology development	2,555	334	37
General and administrative	2,719	423	621

Stock-based compensation expense	$11,424	$998	$882

     The fair value of each stock-based compensation award granted during the year ended December 31, 2006 was estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) with the following weighted average assumptions:

Year Ended
December 31, 2006
Risk free interest rate	4.52%
Expected dividend yield	—
Expected volatility	46.5%
Expected life (in years)	3.9
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
     Prior to adopting the provisions of SFAS No. 123R, the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion No. 25. Had compensation expense for employee stock options been determined based on the fair value of the options on the date of grant, using the assumptions discussed below for the years ended December 31, 2005 and 2004, the Company’s net income would have been as follows (in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Net income (loss) attributable to common stockholders – as reported	$9,659	$(947)
Add: Stock-based compensation as reported in the statements of operations determined under the intrinsic value based method	998	882
Deduct: Total stock-based employee compensation expense determined under the fair value based method	(3,440)	(1,127)

Pro forma net income (loss) attributable to common stockholders	$7,217	$(1,192)

Net income (loss) per share attributable to common stockholders
Basic – as reported	$0.56	$(0.13)

Diluted – as reported	$0.51	$(0.13)

Basic – pro forma	$0.42	$(0.16)

Diluted – pro forma	$0.38	$(0.16)

     The pro forma effects of estimated stock-based compensation expense on net income and earnings per share for the years ended December 31, 2005 and 2004 were estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004
Risk free interest rate	3.70%	2.95%
Expected dividend yield	—	—
Expected volatility	52.4%	31.9%
Expected life (in years)	3.3	3.9
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
     The Company has excluded outstanding stock options and unvested common stock subject to repurchase from the calculation of diluted loss per share for the year ended December 31, 2006 because such securities are anti-dilutive for that period as the Company was in a net loss position. The Company has excluded all convertible redeemable preferred stock, outstanding stock options and unvested common stock subject to repurchase from the calculation of diluted loss per share for the year ended December 31, 2004 because such securities were anti-dilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per share is as follows:

	Year Ended December 31,
	2006	2005	2004
Potential shares excluded from diluted loss per share
Unvested common stock	70,619	—	285,200
Options and warrants	1,230,863	—	1,084,220
Convertible redeemable preferred stock	—	—	4,225,598

	1,301,482	—	5,595,018

     In addition, employee stock options and restricted common stock to purchase 1,497,960, 108,552 and 203,567 shares of common stock during the years ended December 31, 2006, 2005 and 2004, respectively, were outstanding but not included in the computation of diluted earnings per share, because the option price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would be anti-dilutive.
     The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2006, 2005 and 2004 (in thousands, except share and per share data):

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net (loss) income attributable to common stockholders	$(7,716)	$9,659	$(947)

Denominator:
Weighted average common shares outstanding	18,678,099	17,231,411	7,300,809

Denominator of basic calculation	18,678,099	17,231,411	7,300,809
Effect of dilutive securities:
Weighted average stock options, warrants and restricted common stock	—	1,543,567	—

Denominator of diluted calculation	18,678,099	18,774,978	7,300,809

Net (loss) income per common share:
Basic	$(0.41)	$0.56	$(0.13)
Diluted	$(0.41)	$0.51	$(0.13)
     The amount of accretion related to the amortization of the discount on the redeemable preferred stock was $0 for the years ended December 31, 2006 and 2005 and $1.3 million for the year ended December 31, 2004. The amount of the unamortized discount on the redeemable preferred stock on October 1, 2004 (the redemption date) was recorded as a dividend in arriving at net loss attributable to common stockholders in the amount of $1.4 million.
Income Taxes
     The Company provides for income taxes using the liability method. Under the liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of future income tax assets is dependent upon the generation of sufficient future taxable income during the period in which the deferred tax assets are recoverable. Management assesses the likelihood that the deferred tax assets will be recovered from future taxable income and whether a valuation allowance is required to reflect any uncertainty. Management has determined that no such valuation allowance was necessary as of December 31, 2006. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards and the Company’s stock price exceeding the exercise price of the related stock options at the time of exercise. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Tax rate changes are reflected in the computation of the income tax provision during the period such changes are enacted. In connection with the Company’s initial public offering, the Company triggered a change in control resulting in annual limitations on the amount of the historical net operating losses that can be utilized to offset future taxable income.
     The Company has not provided applicable U.S. income and foreign withholding taxes on undistributed earnings from foreign subsidiaries at December 31, 2006, 2005 and 2004, since they are expected to be reinvested indefinitely outside the U.S. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to various foreign countries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability that might be payable if those earnings were eventually repatriated. The Company’s cumulative undistributed earnings were approximately $498,000 as of December 31, 2006.

Warranties and Indemnification
     The Company warrants certain levels of uptime reliability and permits its customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. The Company has rarely provided any such credits or termination rights.
     The Company’s agreements generally require the Company to indemnify its customers for third party intellectual property infringement claims.
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
Advertising Expenses
     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 totaled $627,000, $280,000 and $268,000, respectively, and are included in sales and marketing expense.
Leases
     The Company accounts for its leases and subsequent amendments under the provisions of SFAS No. 13, Accounting for Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. All of the Company’s leases for office facilities are classified as operating leases. Minimum base rent for the Company’s operating leases, which generally have escalating rentals over the term of the lease, are recorded on a straight-line basis over the initial lease term.
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
     In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. The accounting provisions of SAB No. 108 became effective for the Company as of the end of its 2006 fiscal year. There was no impact to the Company’s financial statements as a result of the adoption of SAB No. 108.

3. Composition of Certain Balance Sheet Captions
Investments
     Short-term and long term investments, which are classified as available-for-sale, consist of the following (in thousands):

	Short-term		Long-term
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Certificates of deposit	$767	$3,418	$—	$755
Auction rate securities	1,000	—	—	—
Mortgage backed securities	3,839	3,983	—	2,521
Federal agencies	—	4,311	—	—

	$5,606	$11,712	$—	$3,276

     Available-for-sale securities were comprised as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2006
Certificates of deposit	$768	$—	$(1)	$767
Auction rate securities	1,000	—	—	1,000
Mortgage backed securities	3,889	—	(50)	3,839
Federal agencies	—	—	—	—

	$5,657	$—	$(51)	$5,606

As of December 31, 2005
Certificates of deposit	$4,203	$—	$(30)	4,173
Auction rate securities	—	—	—	—
Mortgage backed securities	6,588	—	(84)	6,504
Federal agencies	4,354	—	(43)	4,311

	$15,145	$—	$(157)	$14,988

     In accordance with EITF No. 03-01, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments, the table above summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by individual investment category. The individual mortgage backed securities have been in a loss position the entire year and are the result of having a fixed interest rate yield while market interest rates have been rising from the time they were purchased in 2004. In February 2006, all marketable securities were sold to fund the acquisition of Visual Sciences. As a result of selling the marketable securities before maturity, the Company realized a loss of $35,000 for the year ended December 31, 2006. There were no realized gains or losses in 2005.
     Fixed-income securities included in short-term investments above, are summarized by their contractual maturities as follows (in thousands):

December 31,
2006
Less than one year	$—
One to five years	619
Five to ten years	703
Over ten years	2,517

$3,839

Accounts Receivable
     The following table sets forth the components of accounts receivable (in thousands):

	December 31,	December 31,
	2006	2005
Accounts receivable
Trade accounts receivable	$16,220	$8,207
Allowance for doubtful accounts	(566)	(365)

	$15,654	$7,842

     The following table sets forth the activity within the allowance for doubtful accounts (in thousands):

	December 31,	December 31,	December 31,
	2006	2005	2004
Allowance for doubtful accounts
Beginning balance	$365	$407	$553
Bad debt provision	343	112	28
Write offs	(196)	(207)	(192)
Write off recoveries	54	53	18

Ending balance	$566	$365	$407

Prepaid Expenses and Other Current Assets
     The following table sets forth the components of prepaid expenses and other current assets (in thousands):

	December 31,	December 31,
	2006	2005
Deferred commissions	$1,672	$1,314
Restricted cash held in escrow and restricted for letters of credit	644	—
Other prepaid expenses	1,627	990

	$3,943	$2,304

Property and Equipment
     The following table sets forth the components of property and equipment (in thousands):

	December 31,	December 31,
	2006	2005
Computers and office equipment	$11,603	$5,252
Furniture and fixtures	1,288	1,025
Leasehold improvements	870	369

	13,761	6,646
Accumulated depreciation and amortization	(7,199)	(4,114)

	$6,562	$2,532

     Total depreciation expense was $2.6 million, $1.2 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     The Company leases certain computer and office equipment under capital leases. As of December 31, 2006 and 2005, $121,000 of such equipment is included in property and equipment. Accumulated amortization relating to this equipment totaled $50,000 and $26,000 at December 31, 2006 and 2005, respectively.

Goodwill and Intangible Assets
     The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows (in thousands):

Goodwill
Balance as of December 31, 2004	$—
Acquisition of Avivo	21,286

Balance as of December 31, 2005	21,286
Acquisition of Visual Sciences	24,145
Avivo net purchase price adjustments	87
Avivo escrow release	3,862

Balance as of December 31, 2006	$49,380

     The following table sets forth the components of intangible assets, net (in thousands):

	December 31, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Customer relationships	$11,240	$(3,985)	$7,255	$7,340	$(1,147)	$6,193
Maintenance contracts	1,670	(263)	1,407	—	—	—
Acquired complete technology	13,690	(2,849)	10,841	910	(202)	708
Trade name	330	(101)	229	—	—	—

	$26,930	$(7,198)	$19,732	$8,250	$(1,349)	$6,901

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
     Total amortization expense was $5.8 million, $1.3 million and $0 for the years ended December 31, 2006, 2005 and 2004, respectively. Future amortization expense for 2007, 2008, 2009, 2010, 2011 and thereafter is expected to be $5.4 million, $4.8 million, $4.4 million, $4.1 million, $0.6 million and $0.4 million, respectively, excluding any incremental expense that could result if we consummate future acquisitions.
Other Assets
     Other assets consist of the following (in thousands):

	December 31,	December 31,
	2006	2005
Capitalized internal-use software development costs, net of accumulated amortization of $730 and $239, respectively	$1,170	$1,280
Restricted cash held in escrow	—	807
Long term deposits and other noncurrent assets	144	162

	$1,314	$2,249

Accrued Expenses and Other Current Liabilities
     The following table sets forth the components of accrued liabilities (in thousands):

	December 31,	December 31,
	2006	2005
Accrued bonuses and commissions	$3,318	$1,579
Accrued payroll and vacation	1,094	1,017
Accrued accounting and legal services	1,177	487
Accrued interest	730	—
Accrued sublease liability	—	240
Accrued sales and income taxes	1,011	248
Accrued tenant improvements	573	—
Other accrued expenses	1,424	309

	$9,327	$3,880

Accumulated Other Comprehensive Income
     The following table sets forth the components of accumulated other comprehensive income, net of taxes (in thousands):

	December 31,	December 31,
	2006	2005
Unrealized loss on available-for-sale securities	$(93)	$(157)
Foreign currency translation adjustment	312	260

	$219	$103

4. Stockholders’ Equity
Common Stock
     The Company is authorized to issue up to 75,000,000 shares of common stock. At December 31, 2006, shares of common stock reserved for future issuance are as follows:

December 31,
2006
Stock options outstanding	3,881,395
Restricted common stock outstanding	185,637
Warrants outstanding	1,092,923
Stock options available for future grant	442,706

5,602,661

Warrants
     In November 2005, the Company issued a warrant to a consulting group to purchase 10,000 shares of the Company’s common stock with an exercise price of $17.84. The warrant is exercisable, in whole or in part during the term commencing on September 5, 2007 and ending on September 5, 2010. Additionally, as part of the merger with Visual Sciences in February 2006, the Company issued warrants to purchase 1,082,923 shares of the Company’s common stock to the former holders of units of membership interest in Visual Sciences. These warrants expire on August 1, 2007 and have an exercise price of $18.47 per share. The warrants issued to the former holders of units of membership interest in Visual Sciences can be exercised through a net settlement in shares of the Company’s common stock.
     The following table sets forth the Company’s common stock warrants:
     As of December 31, 2006

Number	Number
of Shares	of Shares	Expiration	Exercise
Outstanding	Exercisable	Date	Price
10,000	—	September 2010	$17.84
1,082,923	1,082,923	August 2007	$18.47

1,092,923	1,082,923

     As of December 31, 2005

Number	Number
of Shares	of Shares	Expiration	Exercise
Outstanding	Exercisable	Date	Price
10,000	—	September 2010	$17.84
303,537	202,358	January 2013	$—

313,537	202,358

     In November 2006, the outstanding warrant for 303,537 shares of common stock was exercised with respect to 271,918 shares of the Company’s common stock. The remaining 31,619 shares of common stock were forfeited. Stock-based compensation expense related to warrants during the years ended December 31, 2006, 2005 and 2004 was $56,000, $212,000 and $255,000, respectively.
5. Business Combinations
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

     The Company also granted to certain employees of Visual Sciences 189,507 shares of restricted common stock with an aggregate estimated fair value of $3.9 million and non-qualified stock options to purchase 350,000 shares of common stock with an aggregate estimated fair value of $2.9 million, each of which will be recorded as stock-based compensation over the respective, requisite service periods pursuant to SFAS No. 123R. The merger with Visual Sciences allows the Company to offer an in-house, software based, technology platform to measure, collect, integrate, manage, analyze and visualize high volumes of data across multiple channels. Visual Sciences is operated as a wholly owned subsidiary of the Company.
     The $18.7 million estimated fair value assigned to the Senior Notes is the calculated fair market value of the notes based on a discount rate of 9.5%. The Senior Notes accrue interest at a rate of 4% per annum and mature on August 1, 2007. The Senior Notes are subject to mandatory repayment, on demand, at any time after April 1, 2007 or upon certain underwritten public offerings of the Company’s common stock and must be repaid if the Company incurs indebtedness that ranks senior or pari passu with the priority of payment attributable to the indebtedness represented by the Senior Notes, subject to certain exceptions for permitted indebtedness under the Senior Notes. Of the total $20 million in principal amount of the Senior Notes, $6.0 million is payable to current officers of the Company. In the first quarter of 2007, the Company repaid all of the outstanding Senior Notes. See Note 12 “Subsequent Events” below.
     The $6.4 million estimated fair value assigned to the warrants, which were fully vested upon issuance, was calculated using the Black-Scholes valuation model based on, among other things, the average closing price of the Company’s common stock of $20.21 from the period two days before and including the day of the public announcement and consummation of the merger, a warrant exercise price of $18.47 per share, a term of 1.5 years, volatility of 47% and the 1,082,923 shares of Company common stock issuable upon exercise of the warrants.
     As noted above, the Escrowed Common Stock will be held in escrow until April 1, 2007 to secure indemnification claims, if any, of the Company against Visual Sciences’ former members and optionholders. The payment of the Escrowed Common Stock to the former members and optionholders of Visual Sciences is contingent on the outcome of events that cannot be determined at this time. Any part of the Escrowed Common Stock paid to the former owners of Visual Sciences will be accounted for as additional purchase price if, and when, such stock is no longer subject to the indemnification obligations under the Merger Agreement.
The purchase price has been allocated as follows (in thousands):

February 1,
2006
Cash	$3,083
Accounts receivable	2,348
Prepaid expenses and other current assets, and deferred tax assets-current	1,831
Property and equipment	1,760
Other long-term assets	41
Intangible assets	18,680
Goodwill	24,145
Accounts payable and accrued liabilities	(2,210)
Deferred revenues	(1,311)

Purchase price, including transaction costs	$48,367

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

     The Company is currently finalizing its purchase price allocation relating to potential liabilities associated with sales taxes. The Company expects that the purchase price will be finalized during the first quarter of 2007.
     The merger with Visual Sciences closed on February 1, 2006. Therefore, the Company’s results of operations for the year ended December 31, 2006 include the results of operations of Visual Sciences beginning February 1, 2006. The following table summarizes unaudited pro forma operating results for the years ended December 31, 2006 and 2005 as if the Company had completed the merger as of the beginning of each period presented (in thousands, except per share data):

	Year Ended December 31,
	2006	2005
Revenues	$65,330	$48,236
(Loss) income before cumulative effect of change in accounting principle	(7,754)	4,489
Net (loss) income	(7,741)	4,489
(Loss) earnings per share — basic	(0.41)	0.26
(Loss) earnings per share — diluted	(0.41)	0.24
     This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the merger occurred as of the beginning of each period presented, nor is it indicative of future financial results.
Avivo
     On May 4, 2005, the Company completed the acquisition of Avivo Corporation (“Avivo”), a provider of on-demand website search and content solutions. The Company paid approximately $4.2 million in cash, and issued 2,958,713 shares of common stock and options to purchase 164,434 shares of common stock, to acquire Avivo. On the acquisition date, approximately $0.8 million of the $4.2 million total cash consideration and approximately 592,000 of the 2,958,713 shares of common stock (together, the “Escrow Amount”) were deposited in escrow to secure indemnification obligations of Avivo and possible adjustments to the purchase price. In August 2006, upon the 15-month anniversary of the closing, 325,538 shares of the Company’s common stock and cash in the amount of approximately $444,000 were released from escrow. The Company recorded an increase to goodwill of $3.9 million as a result of the value of the shares released from escrow based on the closing price of its common stock on August 4, 2006. In addition, approximately $161,000 in cash was transferred out of the escrow to the Company and 118,261 shares of common stock were cancelled as a result of an earn-out adjustment. One-fourth of the original Escrow Amount was held back for an additional nine months to secure certain ongoing indemnification obligations of Avivo. The payment of the remaining Escrow Amount to the shareholders of Avivo is contingent on the outcome of events that cannot be determined at this time. Any part of the remaining Escrow Amount paid to the selling shareholders of Avivo will be accounted for as additional purchase price if, and when, such part of the remaining Escrow Amount is no longer subject to the indemnification obligations under the Avivo merger agreement.
     The Company calculated an aggregate purchase price of approximately $33.0 million including approximately $3.4 million in cash, $27.7 million in common stock and $1.4 million in options issued to Avivo shareholders as well as transaction expenses of $0.5 million. The $27.7 million assumed value of common stock is calculated based on approximately 2,367,000 shares of WebSideStory common stock and the average closing price of the common stock from the period two days before to two days after the public announcement of the Merger Agreement. The 2,367,000 shares of WebSideStory common stock is the balance remaining after the total share consideration of 2,958,713 is reduced by approximately 592,000 shares held back as part of the Escrow Amount.
     The acquisition of Avivo closed on May 4, 2005. Therefore, the Company’s results of operations for the year ended December 31, 2005 includes the results of operations of Avivo beginning May 4, 2005. The following table summarizes unaudited pro forma operating results for the years ended December 31, 2005 and 2004 as if the Company had completed the acquisition as of the beginning of each period presented (in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Revenues	$42,821	$28,957
Income (loss) before cumulative effect of change in accounting principle	9,466	(2,141)
Net income (loss)	9,466	(2,141)
Earnings (loss) per share — basic	0.48	(0.22)
Earnings (loss) per share — diluted	0.45	(0.22)
     This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred as of the beginning of each period presented, nor is it indicative of future financial results.
6. Debt
     In connection with the merger with Visual Sciences (described in Note 5), the Company issued senior notes in an aggregate principal amount of $20 million to former members of Visual Sciences. The senior notes accrue interest at a rate of 4% per annum and mature on August 1, 2007. Interest on the notes is payable at maturity or on certain earlier repayment or prepayment dates. The senior notes are subject to mandatory repayment, on demand, at any time after April 1, 2007 or upon certain underwritten public offerings of the Company’s common stock and must be repaid if the Company incurs indebtedness that ranks senior or pari passu with the priority of payment attributable to the indebtedness represented by the senior notes, subject to certain exceptions for permitted indebtedness under the senior notes. The Company has the right to prepay, in whole or in part, the outstanding principal amount of these senior notes and all accrued interest thereon at any time without penalty.
     The Company has recorded imputed interest on the senior notes based on an effective interest rate of 9.5%. The discount of $1.3 million is being amortized, using the effective interest method, over the period ending April 1, 2007, which is the date on which the senior notes become payable upon demand. Total discount amortization of $968,000 was recorded as interest expense during the year ended December 31, 2006. Interest expense, inclusive of discount amortization, totaled $1.7 million for the year ended December 31, 2006.
     As described in Note 12, in February 2007 the Company entered into a loan and security agreement with Silicon Valley Bank, which provides for a $15 million revolving credit facility through February 2009. As of March 9, 2007, the Company had used $5.0 million of initial borrowings under this credit facility, together with cash-on-hand, to repay all of the senior notes issued in connection with the Visual Sciences merger.
7. Stock-Based Compensation Plans
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
     The 2004 Plan replaced the Company’s 2000 equity incentive plan (“2000 Plan”) but all awards outstanding under the 2000 Plan as of the effective date of the 2004 Plan remained outstanding and exercisable pursuant to the terms of the 2000 Plan and the terms of such individual grants, but no additional awards will be granted under the 2000 Plan. The 2004 Plan provides for awards consisting of stock options, restricted stock, stock appreciation rights, performance awards, dividend equivalents, stock payments, restricted stock units and other stock related benefits, or any combination thereof. The 2004 Plan provides for the grant of options and restricted (nonvested) stock awards to selected employees and directors of, and consultants to, the Company to purchase shares of the Company’s common stock.

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
     Information under SFAS No. 123R for 2006
     The Company has recorded approximately $7.8 million of compensation expense relative to stock options for the year ended December 31, 2006 in accordance with SFAS No. 123R. As of December 31, 2006, there was approximately $9.4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.46 years. Stock option activity under all plans is summarized as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Prices	Term (years)	(in millions)
Balance at December 31, 2005	2,814,596	$9.29
Granted	2,183,369	16.66
Exercised	(230,979)	6.34
Forfeited	(885,591)	12.67

Balance at December 31, 2006	3,881,395	12.84	7.67	$7.7

Vested and expected to vest at December 31, 2006	3,508,019	12.62	0.90	$7.6

Exercisable at December 31, 2006	1,140,816	8.13	7.12	$5.8

     The Company has recorded $3.6 million of compensation expense relative to restricted stock awards for the year ended December 31, 2006 in accordance with SFAS No. 123R. As of December 31, 2006, there was $0.3 million of total unrecognized compensation costs related to the restricted stock awards. These costs are expected to be recognized over a weighted average period of 0.09 years. Restricted (nonvested) stock activity under all plans is summarized as follows:

		Weighted
		Average
	Restricted	Remaining
	Stock	Contractual
	Outstanding	Term (in years)
Nonvested shares at December 31, 2005	—
Awarded	199,507
Vested	(9,166)
Forfeited	(4,704)

Nonvested shares at December 31, 2006	185,637	0.09

     The weighted average grant-date estimated fair value of options granted during the year ended December 31, 2006 was $6.76 and the weighted average grant-date fair value of restricted stock awards granted during the year ended December 31, 2006 was $20.40 per share. For the year ended December 31, 2006, the total intrinsic value of options exercised was $1.8 million and the total fair value of restricted stock awards vested was $122,000.
     The following table presents the stock-based compensation expense included in the Company’s cost of revenues, sales and marketing, technology development, and general and administrative expenses for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Cost of revenues	$2,359	$58	$15
Sales and marketing	3,791	183	209
Technology development	2,555	334	37
General and administrative	2,719	423	621

Stock-based compensation expense before taxes	11,424	998	882
Related income tax benefits	(4,530)	(396)	—
Cumulative effect of change in accounting principle, net of tax	(13)	—	—

Stock-based compensation expense, net of taxes	$6,881	$602	$882

     Information under SFAS No. 123 for Periods Prior to 2006
     Stock option transactions under all plans are summarized as follows:

		Weighted-
		Average
	Options	Exercise
	Outstanding	Prices
Balance at December 31, 2003	1,089,444	$2.00
Granted	1,053,321	7.54
Exercised	(406,862)	1.04
Forfeited	(99,241)	4.88

Balance at December 31, 2004	1,636,662	5.62
Granted	1,644,598	11.65
Exercised	(334,713)	2.92
Forfeited	(131,951)	9.31

Balance at December 31, 2005	2,814,596	$9.29

Options exercisable at December 31, 2005	552,363	$4.68

Options exercisable at December 31, 2004	405,795	$3.31

     The weighted-average grant-date fair value per share of options granted for the years ended December 31, 2005 and 2004 was as follows:

	Year Ended
	December 31,
	2005	2004
Weighted-average fair value:
Options granted below fair value	$8.40	$1.92
Options granted above fair value	4.72	0.21
Options equal to fair value	5.14	4.37
Weighted-average exercise price:
Options granted at or below fair value	11.64	7.59
Options granted above fair value	12.02	6.74

     The weighted average grant-date estimated fair value of options granted during the years ended December 31, 2005 and 2004 was $5.54 and $2.93 per share, respectively. There were no restricted stock awards granted during the years ended December 31, 2005 and 2004. The total intrinsic value of options exercised was $4.5 million and $0.6 million for the years ended December 31, 2005 and 2004, respectively.
     The intrinsic value per share, which is the difference between the fair value per share and the exercise price, was recognized as compensation expense over the applicable vesting period for awards accounted for under APB No. 25. Unearned stock-based compensation is being amortized over the vesting term using an accelerated graded method in accordance with FIN No. 28. The fair value of common stock was determined on a retrospective basis for all grants prior to the Company’s initial public offering on October 1, 2004.
8. Qualified Retirement Plan
     The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan at its sole discretion. Beginning in 2005 the Company initiated a 50% match of up to 4% of the employee’s contributions, which was increased to a 50% match of up to 5% of the employee’s contributions effective January 1, 2006. The Company’s total contributions to the 401(k) plan were $425,000 and $185,000 for the years ended December 31, 2006 and 2005, respectively.
9. Income Taxes
     (Loss) income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

United States	$(12,914)	$5,952	$1,264
International	694	634	550

	$(12,220)	$6,586	$1,814

     The components of the (benefit from) provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current
Federal	$23	$64	$25
State	9	56	2
Foreign	233	204	21

	265	324	48

Deferred
Federal	(3,702)	(2,997)	—
State	(1,054)	(438)	—
Foreign	—	38	(2)

	(4,756)	(3,397)	(2)

	$(4,491)	$(3,073)	$46

     Deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2006	2005
Deferred tax assets
Accrued bonuses and vacation	$208	$250
Allowance for doubtful accounts	150	95
Stock-based compensation related to nonstatutory stock options	4,322	1,111
Depreciation and amortization	480	308
Federal net operating loss carryforward	10,419	10,078
State net operating loss carryforward	1,503	1,030
Credits	23	—
Other	204	75

	17,309	12,947

Deferred tax liabilities
Other identified intangibles	(1,251)	(2,764)
Capitalized software and website development costs	(394)	(510)

	(1,645)	(3,274)
Valuation allowance	—	—

	$15,664	$9,673

     At December 31, 2006, the Company had federal net operating loss carryforwards of approximately $30.6 million and state net operating loss carryforwards of approximately $22.3 million, which are available to offset future taxable income. The federal net operating loss carryforwards will begin to expire in 2020. The state net operating loss carryforwards will begin to expire in 2012.
     In 2006, net deferred tax assets increased approximately $6.0 million primarily due to the recognition of approximately $4.3 million of net deferred tax assets in connection with compensation expense related to stock options. The realization of the tax benefits of this deferred tax asset is dependent upon the stock price of the Company exceeding the exercise price of the related stock options at the time of exercise, as well as the sufficiency of taxable income in future years. The Company’s net deferred tax assets also consist of accumulated net operating losses which are also subject to Section 382 as a result of prior ownership changes. The combined deferred tax assets represent the amounts expected to be realized before expiration.
     The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more-likely-than-not that its net deferred tax assets will ultimately be recovered and, accordingly, no valuation allowance was recorded as of December 31, 2006.
     A reconciliation of the income tax (benefit) expense computed using the U.S. federal statutory tax rate (34%) and the Company’s provision for income taxes follows (in thousands):

	December 31,
	2006	2005	2004
Computed expected federal tax (benefit) expense	$(4,161)	$2,208	$611
State taxes, net of federal benefit	(690)	391	139
Stock-based compensation expense	(2)	(13)	(30)
Alternative minimum tax	—	—	11
Original issue discount amortization	311	—	—
Other	51	215	58
Valuation allowance	—	(5,874)	(743)

	$(4,491)	$(3,073)	$46

10. Segment Information
     As a result of the Company’s merger with Visual Sciences in February 2006, the Company has two reportable business segments: WebSideStory and Visual Sciences, as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. WebSideStory sells products to build and optimize a company’s online presence such as web analytics, website search, web content management, and keyword bid management. Visual Sciences sells products that analyze customer interactions and data across a company’s business, such as web, call center and messaging analytics. Customers use the services offered by WebSideStory to better understand how Internet users respond to website design and content, online marketing and e-commerce offerings and to manage the content of their web pages and make them searchable. Customers use the services offered by Visual Sciences to analyze and understand customer interaction across multiple delivery channels. Delivery of the services offered by WebSideStory occurs on-demand over the Internet using secure, proprietary and scalable applications and system architectures. Delivery of the services offered by the Visual Sciences division occurs either in-house by installation of licensed software on a customer’s hardware or on-demand over the Internet using secure, proprietary and scalable applications and system architectures.
     The Company uses the management approach, which designates the internal organization that is used by management to make operating decisions and assess performance, as the source of the Company’s reportable segments. The accounting policies of the segments are the same as those described in the notes to these consolidated financial statements included in Note 2.
     The following table sets forth the Company’s segment information (in thousands):

		Visual
	WebSideStory	Sciences	Total
Year Ended December 31, 2006
Revenues from external customers	$55,101	$9,426	$64,527
Loss from operations	(874)	(10,281)	(11,155)
Loss before cumulative effect of change in accounting principle	(389)	(7,340)	(7,729)
Depreciation and amortization expense	2,154	955	3,109
Amortization of intangible assets	2,216	3,633	5,849
Stock-based compensation expense	6,434	4,990	11,424

		Visual
	WebSideStory	Sciences	Total
Year Ended December 31, 2005
Revenues from external customers	$39,452	$—	$39,452
Income from operations	5,758	—	5,758
Income before cumulative effect of change in accounting principle	9,659	—	9,659
Depreciation and amortization expense	1,311	—	1,311
Amortization of intangible assets	1,349	—	1,349
Stock-based compensation expense	998	—	998

		Visual
	WebSideStory	Sciences	Total
Year Ended December 31, 2004
Revenues from external customers	$22,602	$—	$22,602
Income from operations	1,642	—	1,642
Income before cumulative effect of change in accounting principle	1,768	—	1,768
Depreciation and amortization expense	1,009	—	1,009
Amortization of intangible assets	—	—	—
Stock-based compensation expense	882	—	882

		Visual
	WebSideStory	Sciences	Total
As of December 31, 2006
Goodwill	$25,235	$24,145	$49,380
Intangible assets, net	4,685	15,047	19,732
Total assets	87,068	50,500	137,568

		Visual
	WebSideStory	Sciences	Total
As of December 31, 2005
Goodwill	$21,286	$—	$21,286
Intangible assets, net	6,901	—	6,901
Total assets	87,743	—	87,743
     As of December 31, 2006 and 2005, 4% of the Company’s total assets were located outside the United States. Revenues for the years ended December 31, 2006, 2005 and 2004 by subsidiary geographic region were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
United States	$56,234	$33,831	$18,983
Europe	8,293	5,621	3,619

	$64,527	$39,452	$22,602

     No individual European subsidiary accounted for 10% or more of total revenue for the years ended December 31, 2006, 2005 and 2004.
11. Commitments and Contingencies
     On February 3, 2006, NetRatings, Inc., an internet media and market research company, filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The suit alleges willful infringement of United States Patent Nos. 5,675,510, 6,108,637, 6,115,680, 6,138,155, 6,763,386. In the complaint, NetRatings seeks a preliminary and permanent injunction, unspecified monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. The Company’s answer to the complaint, in which it denied the material allegations of the complaint, was filed on March 24, 2006. A Markman claim construction hearing was held on February 1, 2007. A final pre-trial conference for this case is scheduled for July 25, 2007. No trial date is currently set for this case. Although there can be no assurance that an unfavorable outcome in this matter would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims made by NetRatings are without merit and intends to vigorously defend the action. As such, the Company does not believe a probable or estimable loss contingency related to this matter exists as of December 31, 2006; therefore, no loss accrual has been recorded.
     On February 22, 2006, the Company filed a complaint in the United States District Court for the Southern District of California charging NetRatings with willful infringement of United States Patent No. 6,393,479. The complaint seeks a permanent injunction against continued infringement as well as unspecified monetary damages (compensatory and enhanced) and recovery of the Company’s attorneys’ fees and costs. On March 30, 2006, the Company filed a first amended complaint containing additional details regarding the NetRatings products currently accused of infringing the ‘479 Patent. NetRatings answered the amended complaint on April 12, 2006, denying the material allegations of the amended complaint and asserting counterclaims for a declaration of non-infringement and invalidity/unenforceability of the ‘479 Patent. On May 5, 2006, the Company replied to the counterclaims, denying their material allegations. A Markman claim construction hearing was held on January 24, 2007. A pre-trial conference for this case is scheduled for September 10, 2007. No trial date is currently set for this case. Given the nature of patent litigation, at the present time the Company is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified.
     From time to time, the Company is also involved in other routine litigation arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
     During 2006, the Company entered into non-cancelable letters of credit in the aggregate amount of $442,000 to secure future payments under leases for two facilities. The letters of credit expire in 2007 and contain automatic renewal terms extending through 2013. No amounts have been drawn against either letter of credit as of December

31, 2006. The funds that secure the letters of credit for the bank have been classified as restricted cash and included in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2006.
     The Company leases its office facilities and office equipment under non-cancelable operating lease arrangements that expire on various dates through January 2013 and, with respect to the office leases, contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $2.0 million, $1.3 million and $0.9 million during 2006, 2005 and 2004, respectively. Rent expense for the years ended December 31, 2006, 2005 and 2004 was net of sublease income of $778,000, $768,000 and $744,000, respectively.
     The following table summarizes the approximate future minimum rentals under non-cancelable operating lease arrangements, net of sublease rental income of $597,000 in 2007, in effect at December 31, 2006 (in thousands):

Year Ending December 31:
2007	$2,168
2008	2,619
2009	2,635
2010	2,639
2011	2,718
Thereafter	3,033

Total	$15,812

12. Subsequent Events
     New Credit Facility
     In February 2007, the Company entered into a loan and security agreement with Silicon Valley Bank (the “Credit Agreement”), which provides for a $15 million senior secured revolving credit facility through February 2009. Amounts borrowed under the Credit Agreement bear interest at 0.25 percent less than the prime rate, or LIBOR plus 2.50 percent, as selected by the Company. All advances made under the Credit Agreement are guaranteed by the Company’s domestic subsidiaries and are secured by a first priority security interest in substantially all of the present and future personal property of the Company and certain domestic subsidiaries, other than intellectual property rights and the capital stock of foreign subsidiaries. Advances under the revolving credit facility will be used by the Company for working capital, to help repay the $20 million in aggregate principal amount of senior notes issued in connection with the merger with Visual Sciences, and to fund the Company’s general business requirements.
     Under the Credit Agreement, the Company is subject to certain limitations including limitations on its ability to incur additional debt, sell assets, make certain investments or acquisitions, grant liens, pay dividends and enter into certain merger and consolidation transactions, among other restrictions. The Company is also required to maintain compliance with financial covenants which include a minimum consolidated adjusted quick ratio and a minimum level of earnings before stock-based compensation, income taxes, depreciation and amortization expense.
     As of March 9, 2007, the Company had used $5.0 million of initial borrowings under this credit facility, together with cash-on-hand, to repay all of the senior notes it had issued in connection with the Visual Sciences merger.

Index to Exhibits

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger dated as of February 8, 2005 by and among the Registrant, WSSI Acquisition Company, Avivo Corporation and Charles M. Linehan, as the Holder Representative.

2.2(2)	Agreement and Plan of Merger dated as of February 1, 2006 by and among the Registrant, VS Acquisition, LLC, Visual Sciences, LLC and Ned Scherer, as the Holder Representative.

3.1(3)	Amended and Restated Certificate of Incorporation.

3.2(3)	Amended and Restated Bylaws.

3.3(7)	First Amendment to Amended and Restated Bylaws.

4.1(3)	Form of Common Stock Certificate.

4.2(2)	Second Amended and Restated Registration Rights Agreement dated as of February 1, 2006 by and among the Registrant and certain investors set forth therein.

4.3(10)	Warrant to Purchase Common Stock dated as of November 21, 2005 and issued by the Registrant in favor of Starsoft Development Labs, Inc.

4.4(2)	Form of Warrant to Purchase Common Stock dated as of February 1, 2006 and issued by the Registrant in favor of the former holders of units of membership interest in Visual Sciences, LLC.

10.1(3) +	Amended and Restated 2000 Equity Incentive Plan.

10.2(4) +	2004 Equity Incentive Award Plan and Form of Option Grant Agreement.

10.3(5) +	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement.

10.4(8) +	2006 Employment Commencement Equity Incentive Award Plan.

10.5(8) +	2006 Employment Commencement Equity Incentive Award Plan Form of Option Grant Agreement.

10.6(6) +	Offer Letter dated as of January 26, 2006 by and between the Registrant and Claire Long.

10.7(9) +	Non-Employee Director Compensation Policy.

10.8(10) +	Offer Letter dated as of November 21, 2005 by and between the Registrant and Andrew S. Greenhalgh.

10.9(3) +	Offer Letter dated as of February 12, 2003 by and between the Registrant and Christopher Reid.

10.10(3) +	Employment Agreement dated as of July 1, 2000 by and between WebSideStory Holding B.V. and Daniel Guilloux.

10.11(3) +	Amendment to Employment Agreement dated as of November 15, 2002 by and between WebSideStory Holding B.V. and Daniel Guilloux.

10.12 (11) +	Executive Employment Agreement dated as of October 29, 2006 by and between WebSideStory, Inc. and James W. MacIntyre, IV.

10.13(10) +	Amended and Restated Employment Agreement dated as of February 1, 2006 by and between Visual Sciences, LLC and David R. Scherer.

10.14(3) +	Form of Indemnification Agreement by and between the Registrant and the persons listed on Schedule A thereto.

10.15(3) +	Form of Change in Control Agreement between the Registrant and the persons listed on Schedule A thereto.

10.16(6) +	Change in Control Agreement dated as of January 18, 2006 by and between the Registrant and Claire Long.

10.17(10)	Master Service Agreement dated as of August 10, 2005 by and between the Registrant and Level 3 Communications, LLC.

10.18(10)	Addendum to Master Service Agreement dated as of September 22, 2005 by and between the Registrant and Level 3 Communications, LLC.

10.19(3)	Office Lease dated as of August 23, 1999 by and between the Registrant and LNR Seaview, Inc.

10.20(3)	First Amendment to Office Lease dated as of July 3, 2001 by and between the Registrant and LNR Seaview, Inc.

10.21(10)	Second Amendment to Office Lease dated as of December 7, 2005 by and between the Registrant and Seaview PFG, LLC (as assignee of LNR Seaview, Inc.)

Exhibit
Number	Description
10.22(3)	Sublease dated as of July 3, 2001 by and between the Registrant and RF Magic, Inc.

10.23(3)	Amendment to Sublease dated as of September 10, 2003 by and between the Registrant and RF Magic, Inc.

10.24(8)	Second Amendment of Sublease dated as of June 14, 2006 by and between Registrant and RF Magic, Inc.

10.25(3) †	Revised Master Service Agreement dated as of August 29, 2003 by and among the Registrant, Buena Vista Internet Group, ESPN Internet Ventures, ABCNews Internet Ventures, Infoseek Corporation, ABC Multimedia, Inc. and Walt Disney Parks & Resorts Online.

10.26(3) †	Amendment to Revised Master Service Agreement dated as of March 31, 2004 by and among the Registrant, Buena Vista Internet Group, ESPN Internet Ventures, ABCNews Internet Ventures, Infoseek Corporation, ABC Multimedia, Inc. and Walt Disney Parks & Resorts Online.

10.27(3) †	Patent Cross-License Agreement dated December 12, 2003 by and between the Registrant and NetIQ Corporation.

10.28(3) †	Salesforce.com JoinForces Product Alliance Program Agreement dated as of May 21, 2004 by and between the Registrant and Salesforce.com, Inc.

10.29(2)	Form of Senior Note dated as of February 1, 2006 and issued by the Registrant in favor of the former holders of units of membership interest in Visual Sciences, LLC.

10.30(12)	Loan and Security Agreement dated as of February 23, 2007 between Registrant and Silicon Valley Bank.

10.31(12)	Form of Security Agreement dated as of February 23, 2007 between each of the Secured Guarantors and Silicon Valley Bank.

10.32(12)	Form of Unconditional Guaranty of each of the Guarantors dated as of February 23, 2007 in favor of Silicon Valley Bank.

21.1(10)	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 10, 2005.

(2)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 7, 2006.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 333-115916) filed with the Securities and Exchange Commission on May 27, 2004.

(4)	Incorporated by reference to the Registration Statement on Form S-8 of the Registrant (Registration No. 333-119350) filed with the Securities and Exchange Commission on September 28, 2004.

(5)	Incorporated by reference to the Registration Statement on Form S-8 of the Registrant (Registration No. 333-124754) filed with the Securities and Exchange Commission on May 10, 2005.

(6)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on January 24, 2006.

(7)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 4, 2006.

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q of the Registrant filed with the Securities and Exchange Commission on August 8, 2006.

(9)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on October 2, 2006.
(10)	Incorporated by reference to the Annual Report on Form 10-K of the Registrant filed with the Securities and Exchange Commission on March 16, 2006.

(11)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on November 2, 2006.

(12)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 27, 2007.

†	WebSideStory, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of WebSideStory, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.