Form 10-Q
period 2007-03-31
VISUAL SCIENCES, INC.
filed 2007-05-10
CIK 1091158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 0-31613
VISUAL SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0727173
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10182 Telesis Court, 6th Floor, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)
(858) 546-0040
(Registrant’s telephone number, including area code)
WebSideStory, Inc.
(Former name, former address and formal fiscal year, if changed since last report)
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 4, 2007 was 20,403,443.
     EXPLANATORY NOTE: On May 9, 2007, the registrant changed its name from “WebSideStory, Inc.” to “Visual Sciences, Inc.” Accordingly, this Quarterly Report on Form 10-Q, which includes condensed consolidated financial information of the registrant as of and for the three months ended March 31, 2007, is being filed by the registrant under the name “Visual Sciences, Inc.”

VISUAL SCIENCES, INC.
(FORMERLY KNOWN AS WEBSIDESTORY, INC.)
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VISUAL SCIENCES, INC.
(FORMERLY KNOWN AS WEBSIDESTORY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$9,081	$19,713
Investments	3,123	5,606
Accounts receivable, net	16,955	15,654
Deferred tax assets	719	708
Prepaid expenses and other current assets	3,852	3,943

Total current assets	33,730	45,624

Property and equipment, net	6,511	6,562
Goodwill	57,098	49,380
Intangible assets, net	18,384	19,732
Deferred tax assets	14,881	14,956
Other assets	1,166	1,314

	$131,770	$137,568

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,751	$987
Accrued liabilities	7,840	9,327
Deferred revenue	20,425	20,924
Capital lease short-term	30	38
Revolving credit facility	5,000	—
Current maturities of notes payable	—	19,708

Total current liabilities	35,046	50,984

Capital lease long-term	44	50
Other liabilities	1,515	781

Total liabilities	36,605	51,815

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 20,152,179 and 19,238,781 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	20	19
Additional paid-in capital	148,024	137,862
Unearned stock-based compensation	(2)	(22)
Accumulated other comprehensive income	292	219
Accumulated deficit	(53,169)	(52,325)

Total stockholders’ equity	95,165	85,753

	$131,770	$137,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISUAL SCIENCES, INC.
(FORMERLY KNOWN AS WEBSIDESTORY, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues
Subscription, hosting and support	$16,392	$11,768
License	1,841	251
Professional services	1,777	759
Advertising	542	665

Total revenues	20,552	13,443

Cost of revenues
Cost of revenue	4,941	3,136
Amortization of intangible assets	715	502

Total cost of revenues	5,656	3,638

Gross profit	14,896	9,805

Operating expenses
Sales and marketing	6,996	5,938
Technology development	3,484	2,672
General and administrative	4,223	2,693
Amortization of intangible assets	634	713

Total operating expenses	15,337	12,016

Loss from operations	(441)	(2,211)

Interest expense	(492)	(307)
Interest income	218	157
Other expense	(3)	—

Total other expense	(277)	(150)

Loss before income taxes	(718)	(2,361)

Benefit from income taxes	(292)	(606)

Loss before cumulative effect of change in accounting principle	(426)	(1,755)

Cumulative effect of change in accounting principle (net of tax)	—	13

Net loss	$(426)	$(1,742)

Basic net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.02)	$(0.09)
Cumulative effect of change in accounting principle	—	—

Basic net loss per share	$(0.02)	$(0.09)

Diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.02)	$(0.09)
Cumulative effect of change in accounting principle	—	—

Diluted net loss per share	$(0.02)	$(0.09)

Shares used in per share calculations:
Basic	19,431,312	18,405,000

Diluted	19,431,312	18,405,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISUAL SCIENCES, INC.
(FORMERLY KNOWN AS WEBSIDESTORY, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(426)	$(1,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,335	1,756
Debt discount amortization	292	171
Bad debt provision	127	—
Stock-based compensation	2,318	2,235
Loss on sale of securities	—	35
Windfall tax benefits from stock options exercised	(363)	(176)
Deferred income taxes	(292)	(606)
Cumulative effect of change in accounting principle	—	(13)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,395)	(712)
Prepaid expenses and other assets	(184)	(228)
Accounts payable and accrued liabilities	(1,090)	(1,165)
Deferred revenue	(540)	1,664
Other liabilities	314	1

Net cash provided by operating activities	1,096	1,220

Cash flows from investing activities
Purchase of investments	—	(3,677)
Sales of investments	1,003	7,077
Maturities of investments	1,502	2,548
Purchase of property and equipment	(789)	(954)
Acquisition, net of cash acquired	—	(20,186)

Net cash provided by (used in) investing activities	1,716	(15,192)

Cash flows from financing activities
Exercise of stock options	1,183	445
Windfall tax benefits from stock options exercised	363	176
Payments on capital lease	(13)	(21)
Proceeds from revolving credit facility	5,000	—
Payments on notes payable	(20,000)	—

Net cash (used in) provided by financing activities	(13,467)	600

Effect of exchange rate changes on cash	23	23

Net decrease in cash and cash equivalents	(10,632)	(13,349)
Cash and cash equivalents at beginning of period	19,713	19,968

Cash and cash equivalents at end of period	$9,081	$6,619

Supplementary disclosure of non-cash investing and financing activities:
Business combination with Visual Sciences Technologies, LLC
Cash paid for business combination, net of cash acquired	$—	$20,186
Fair value of debt issued in business combination	—	18,740
Fair value of warrants issued in business combination	—	5,391
Fair value of common stock issued in business combination	7,362	—
Liabilities assumed in business combination	356	3,472

Total fair value of assets acquired in business combination	$7,718	$47,789

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISUAL SCIENCES, INC.
(FORMERLY KNOWN AS WEBSIDESTORY, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. The Company and Nature of Business
     Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) was founded and commenced operations in September 1996 and is a leading provider of real-time analytics applications. In May 2007, the company changed its name from WebSideStory, Inc. to Visual Sciences, Inc. (together with its subsidiaries, the “Company”). The Company’s analytics solutions, based on its patent pending on-demand service and software platform, enable fast and detailed analytics on large volumes of streaming and stored data. The Company designed its platform for the analysis of terabytes of data at higher performance levels and at a lower total cost of ownership than can be achieved via traditional data warehouse and business intelligence systems. The Company provides packaged real-time analytics applications for web sites, contact centers, retail points-of-sale, messaging systems and other business systems and channels that generate high volumes of customer interaction data.
     The majority of the Company’s operations are conducted in the United States. In order to pursue the sale of its products and services in international markets, the Company established wholly owned subsidiaries in France (February 2000), the Netherlands (August 2000) and the United Kingdom (April 2003).
2. Basis of Presentation and Significant Accounting Policies
Interim Financial Statements
     The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. These condensed consolidated financial statements and related notes should be read together with the consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the Company’s management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for the fair statement of the results for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of operating results to be expected for an entire fiscal year.
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of Visual Sciences, Inc. and its wholly owned subsidiaries. The results of operations for the three months ended March 31, 2006 include the results of operations of Visual Sciences Technologies, LLC (formerly known as Visual Sciences, LLC) (“VS”) commencing on February 1, 2006, the date of the Company’s merger with VS. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
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

Revenue Recognition
     The Company derives its revenue from the sale of products and services that it classifies into the following four categories: (1) subscription, hosting and support; (2) license; (3) professional services; and (4) advertising. The Company derives the majority of its revenue from HBX™ Analytics, which is delivered as a hosted solution on a subscription basis. Web analytics refers to the collection, analysis and reporting of information about Internet user activity. HBX Analytics collects data from web browsers, processes that data and delivers analytic reports of online behavior to its customers on demand, allowing them to improve their websites and their online marketing campaigns. The Company sells its services and licenses its products primarily through its direct sales force. The Company utilizes written contracts as the means to establish the terms and conditions upon which its products and services are sold to customers.
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
     The Company begins revenue recognition for services based on the following:
•	Revenue recognition for subscription services begins when the customer has been given access to the service or after acceptance.

•	Revenue recognition for post-contract support begins upon execution of the software license agreement or after acceptance of the related software license, and revenue recognition for hosting support services begins upon acceptance of the software. For contracts without acceptance provisions, revenue recognition for post-contract support begins upon completion of installation and for hosting support services, upon delivery of the service.
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
     All software license arrangements include post-contract support services for the initial term, which are recognized ratably over the term of the post-contract service period, typically one year. Post-contract support services provide customers with rights to when and if available updates, maintenance releases and patches released during the term of the support period.
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
Internal-use Software and Website Development Costs
     The Company capitalizes qualifying software and website development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF 00-02, Accounting for Website Development Costs. These costs are incurred during the application development stage, and amortized over their estimated useful lives ranging from two to three years. The Company capitalized $0 and $199,000 during the three months ended March 31, 2007 and 2006, respectively. The amounts capitalized in 2006 primarily relate to software that is used to support the Company’s keyword bid management application which was released in May 2006. Net capitalized software and website development costs of $1.0 million and $1.2 million as of March 31, 2007 and December 31, 2006, respectively, are included in other assets in the accompanying condensed consolidated balance sheets. Amortization expense totaled $147,000 and $56,000 during the three months ended March 31, 2007 and 2006, respectively.
Software Development Costs
     Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, until the product is available for general release. The Company has not capitalized any software development costs because technological feasibility has not been established for software being developed through the three months ended March 31, 2007.
Concentration of Credit Risk and Significant Customers and Suppliers
     The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term marketable securities and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.
     The Company’s accounts receivable and revenue are derived from a large number of customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. At March 31, 2007 and December 31, 2006, the allowance for doubtful accounts was $825,000 and $566,000, respectively.

     Substantially all of the Company’s advertising revenue for the three months ended March 31, 2007 and 2006 was derived from one customer. Advertising revenue from that one customer accounted for approximately 3% and 5% of consolidated revenue for the three months ended March 31, 2007 and 2006, respectively. The Company had no revenue generated from a single customer that accounted for more than 10% of revenue for the three months ended March 31, 2007 or 2006.
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
     The following table presents the stock-based compensation expense included in the Company’s cost of revenues, sales and marketing, technology development, and general and administrative expenses for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cost of revenues	$510	$411
Sales and marketing	730	786
Technology development	460	550
General and administrative	618	488

Stock-based compensation expense	$2,318	$2,235

Net Loss per Share
     Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if options and warrants to purchase common stock were exercised. In periods in which the inclusion of such instruments was anti-dilutive, the effect of such securities was not given consideration.
     The Company has excluded outstanding stock options, warrants and unvested common stock subject to repurchase from the calculation of diluted net loss per share for the three months ended March 31, 2007 and 2006 because such securities were anti-dilutive for those periods as the Company was in a net loss position. The total number of potential common shares excluded from the calculation of diluted net loss per share was as follows:

	Three Months Ended
	March 31,
	2007	2006
Potential shares excluded from diluted net loss per share
Unvested common stock	67,885	324
Options and warrants	1,133,224	1,351,089

	1,201,109	1,351,413

     In addition, employee stock options and restricted common stock to purchase 2,550,427 and 1,219,702 shares of common stock during the three months ended March 31, 2007 and 2006, respectively, were outstanding but not included in the computation of diluted net loss per share, because the option price was greater than the average market price of the common stock, and therefore, the effect on diluted net loss per share would have been anti-dilutive.
Income Taxes
     The Company provides for income taxes using the liability method. Under the liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of future income tax assets is dependent upon the generation of sufficient future taxable income during the period in which the deferred tax assets are recoverable. Management assesses the likelihood that the deferred tax assets will be recovered from future taxable income and whether a valuation allowance is required to reflect any uncertainty. Management has determined that no such valuation allowance was necessary as of March 31, 2007. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards and the Company’s stock price exceeding the exercise price of the related stock options at the time of exercise. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Tax rate changes are reflected in the computation of the income tax provision during the period such changes are enacted. In connection with the Company’s initial public offering, the Company triggered a change in control resulting in annual limitations on the amount of the historical net operating losses that can be utilized to offset future taxable income.
     The Company has not provided applicable U.S. income and foreign withholding taxes on undistributed earnings from foreign subsidiaries at March 31, 2007 and December 31, 2006, since they are expected to be reinvested indefinitely outside the U.S. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to various foreign countries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability that might be payable if those earnings were eventually repatriated.
Uncertain Tax Positions
     FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that the Company determine whether the benefits of its tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in its consolidated financial statements. There is significant judgment used in determining the likelihood of these tax positions being sustained upon audit.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value in accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on its financial statements.

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
     In July 2006, the FASB issued FIN No. 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recorded unrecognized tax benefits of $723,000 which are included in other liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2007. The cumulative effect of adopting FIN No. 48 resulted in an increase to the January 1, 2007 balance of accumulated deficit of $417,000. See Note 6 for a further discussion of income taxes and FIN No. 48.
3. Business Combinations
Visual Sciences Technologies
     As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company acquired all of the outstanding units of membership interest of VS on February 1, 2006. As part of the merger agreement between VS and the Company, VS’s former members have the right to receive 568,512 shares of Company common stock (the “Escrowed Common Stock”), which will be held in escrow until April 1, 2007 pursuant to the terms of an escrow agreement to satisfy indemnification claims, if any, of the Company against VS’s former members and optionholders. Any part of the Escrowed Common Stock paid to the former owners of VS will be accounted for as additional purchase price if, and when, the outcome of any claims is determinable beyond a reasonable doubt.
     As of March 31, 2007, the Company recorded an increase to goodwill of $7.4 million due to the conclusion there were no claims against VS beyond a reasonable doubt. The amount recorded was based on the 568,512 shares of common stock valued based on the closing price of the Company’s common stock of $12.95 on March 30, 2007.
     The final purchase price has been allocated as follows (in thousands):

February 1,
2006
Cash	$3,083
Accounts receivable	2,348
Prepaid expenses and other current assets, and deferred tax assets-current	1,831
Property and equipment	1,760
Other long-term assets	41
Intangible assets	18,680
Goodwill	31,863
Accounts payable and accrued liabilities	(2,566)
Deferred revenues	(1,311)

Purchase price, including transaction costs	$55,729

     During the first quarter of 2007, the Company finalized its purchase price allocation for the VS merger and recorded an increase to goodwill and sales tax liability of $356,000.
     The total amount assigned to goodwill is deductible for tax purposes. The weighted average amortization period for the acquired intangible assets is as follows:
•	completed technology of $12.8 million: 5 years

•	customer relationships of $3.9 million: 5 years

•	maintenance contracts of $1.7 million: 10 years

•	trade name of $0.3 million: 3 years

     The merger with VS closed on February 1, 2006. The Company’s results of operations for the three months ended March 31, 2006 include the results of operations of VS beginning February 1, 2006. The following table summarizes unaudited pro forma operating results for the three months ended March 31, 2006 as if the Company had completed the merger as of the beginning of the period presented (in thousands, except per share data):

Three Months
Ended March 31,
2006
Revenues	$14,246
Loss before cumulative effect of change in accounting principle	(1,780)
Net loss	(1,767)
Loss per share — basic and diluted	(0.10)
     This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the VS merger occurred as of the beginning of the period presented, nor is it indicative of future financial results.
Avivo
     On May 4, 2005, the Company completed the acquisition of Avivo Corporation (“Avivo”), a provider of on-demand website search and content solutions. The Company paid approximately $4.2 million in cash, and issued 2,958,713 shares of common stock and options to purchase 164,434 shares of common stock, to acquire Avivo. On the acquisition date, approximately $0.8 million of the $4.2 million total cash consideration and approximately 592,000 of the 2,958,713 shares of common stock (together, the “Escrow Amount”) were deposited in escrow to secure indemnification obligations of Avivo and possible adjustments to the purchase price. In August 2006, upon the 15-month anniversary of the closing, 325,538 shares of the Company’s common stock and cash in the amount of approximately $444,000 were released from escrow. The Company recorded an increase to goodwill of $3.9 million as a result of the value of the shares released from escrow based on the closing price of its common stock on August 4, 2006. In addition, approximately $161,000 in cash was returned from escrow to the Company and 118,261 shares of common stock were cancelled as a result of an earn-out adjustment. One-fourth of the original Escrow Amount was held back for an additional nine months to secure certain ongoing indemnification obligations of Avivo. As of March 31, 2007, the payment of the remaining Escrow Amount to the shareholders of Avivo was contingent on the outcome of events that were not determinable beyond a reasonable doubt.
     As described in Note 10, on May 4, 2007, upon the two year anniversary of the closing of the acquisition of Avivo, 147,943 shares of the Company’s common stock and $202,000 in cash were released to former shareholders of Avivo from an escrow account that had been established to secure indemnification obligations of Avivo and possible adjustments to the purchase price.
4. Debt
Senior Notes
     In connection with the merger with VS, the Company issued senior notes in an aggregate principal amount of $20 million to former members of VS. The senior notes accrued interest at a rate of 4% per annum and were to mature on August 1, 2007. Interest on the notes was payable at maturity or on certain earlier repayment or prepayment dates. The senior notes were subject to mandatory repayment, on demand, at any time after April 1, 2007 or upon certain underwritten public offerings of the Company’s common stock and required repayment if the Company incurred indebtedness that ranked senior or pari passu with the priority of payment attributable to the indebtedness represented by the senior notes, subject to certain exceptions for permitted indebtedness under the senior notes. The Company had the right to prepay, in whole or in part, the outstanding principal amount of these senior notes and all accrued interest thereon at any time without penalty. As described below, the senior notes were paid off in full in the first quarter of 2007.
     The Company recorded imputed interest on the senior notes based on an effective interest rate of 9.5%. The discount of $1.3 million was being amortized, using the effective interest method, over the period ending April 1, 2007, which was the date on which the senior notes become payable upon demand. Total discount amortization of $292,000 and $171,000 was recorded as interest expense during the three months ended March 31, 2007 and 2006, respectively. Interest expense on the senior notes, inclusive of discount amortization, totaled $432,000 and $298,000 during the three months ended March 31, 2007 and 2006, respectively.

New Credit Facility
     In February 2007, the Company entered into a loan and security agreement with Silicon Valley Bank (the “Credit Agreement”), which provides for a $15 million senior secured revolving credit facility through February 2009. Amounts borrowed under the Credit Agreement bear interest at 0.25 percent less than the prime rate, or LIBOR plus 2.50 percent, as selected by the Company. All advances made under the Credit Agreement are guaranteed by the Company’s domestic subsidiaries and are secured by a first priority security interest in substantially all of the present and future personal property of the Company and certain domestic subsidiaries, other than intellectual property rights and the capital stock of foreign subsidiaries. Future advances under the revolving credit facility, if any, will be used by the Company for working capital and to fund the Company’s general business requirements.
     Under the Credit Agreement, the Company is subject to certain limitations including limitations on its ability to incur additional debt, sell assets, make certain investments or acquisitions, grant liens, pay dividends and enter into certain merger and consolidation transactions, among other restrictions. The Company is also required to maintain compliance with financial covenants which include a minimum consolidated adjusted quick ratio and a minimum level of earnings before stock-based compensation, asset impairments, income taxes and depreciation and amortization expense (but less cash paid for capital expenditures). As of March 31, 2007, the Company was in compliance with all of its covenants in the Credit Agreement.
     As of March 31, 2007, the Company had used $5.0 million of initial borrowings under this credit facility, together with cash-on-hand, to repay all of the senior notes it had issued in connection with its merger with VS. The maturity date for outstanding borrowings under the Credit Agreement is February 22, 2009. The Company is recording interest on the outstanding borrowings at approximately 7.8%, which was at the LIBOR rate plus 2.50 percent, as selected by the Company.
5. Composition of Certain Balance Sheet Captions
Investments
     Short-term investments, which are classified as available-for-sale, consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Certificates of deposit	$—	$767
Auction rate securities	—	1,000
Mortgage backed securities	3,123	3,839

	$3,123	$5,606

Property and Equipment
     The following table sets forth the components of property and equipment (in thousands):

	March 31,	December 31,
	2007	2006
Computers and office equipment	$12,367	$11,603
Furniture and fixtures	1,309	1,288
Leasehold improvements	879	870

	14,555	13,761
Accumulated depreciation and amortization	(8,044)	(7,199)

	$6,511	$6,562

     Total depreciation expense was $0.9 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively.
     The Company leases certain computer and office equipment under capital leases. As of March 31, 2007 and December 31, 2006, $121,000 of such equipment is included in property and equipment. Accumulated amortization relating to this equipment totaled $57,000 and $50,000 at March 31, 2007 and December 31, 2006, respectively.

Goodwill and Intangible Assets
     The change in the carrying amount of goodwill for the three months ended March 31, 2007 was as follows (in thousands):

Goodwill
Balance as of December 31, 2006	$49,380
Visual Sciences Technologies net purchase price adjustments	7,718

Balance as of March 31, 2007	$57,098

     The following table sets forth the components of intangible assets, net (in thousands):

	March 31, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Customer relationships	$11,240	$(4,546)	$6,694	$11,240	$(3,985)	$7,255
Maintenance contracts	1,670	(308)	1,362	1,670	(263)	1,407
Acquired complete technology	13,690	(3,564)	10,126	13,690	(2,849)	10,841
Trade name	330	(128)	202	330	(101)	229

	$26,930	$(8,546)	$18,384	$26,930	$(7,198)	$19,732

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
     Total amortization expense was $1.3 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively. Future amortization expense for the remainder of 2007, 2008, 2009, 2010, 2011 and thereafter is expected to be $4.0 million, $4.8 million, $4.4 million, $4.1 million, $0.6 million and $0.4 million, respectively, excluding any incremental expense that could result if the Company consummates future acquisitions.
Accrued Expenses and Other Current Liabilities
     The following table sets forth the components of accrued liabilities (in thousands):

	March 31,	December 31,
	2007	2006
Accrued bonuses and commissions	$2,167	$3,318
Accrued payroll and vacation	832	1,094
Accrued accounting and legal services	1,139	1,177
Accrued interest	38	730
Accrued sales and income taxes	1,500	1,011
Accrued tenant improvements	573	573
Other accrued expenses	1,591	1,424

	$7,840	$9,327

6. Income Taxes
     On July 13, 2006, the FASB issued FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

      The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recorded unrecognized tax benefits of $723,000 which are included in other liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2007. If recognized, $417,000 would affect the Company’s effective tax rate. The cumulative effect of adopting FIN No. 48 resulted in an increase to the January 1, 2007 balance of accumulated deficit of $417,000.
      The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Upon adoption of FIN No. 48 on January 1, 2007, the Company recorded interest expense on unrecognized tax benefits of $43,000.
      The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company currently has no years under examination by the Internal Revenue Service or any other state or foreign jurisdiction.
      With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2002.
      During the first quarter of 2007, there were no changes in the unrecognized tax benefits. Accrued interest was increased by $6,000. The Company does not anticipate any material increase or decrease in its unrecognized tax benefits will occur within the next twelve months.
7. Comprehensive (Loss) Income
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events, including foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. A reclassification adjustment for net realized gains (losses) results from the recognition of the net realized gains (losses) in the statement of operations when marketable securities are sold. Total comprehensive loss consists of the following (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(426)	$(1,742)
Other comprehensive income, net of tax
Unrealized gain on available-for-sale securities	39	3
Reclassification adjustment for realized loss on available-for-sale securities	—	21
Foreign currency translation adjustment	34	18

Total comprehensive loss, net of tax	$(353)	$(1,700)

     The following table sets forth the components of accumulated other comprehensive income, net of taxes (in thousands):

	March 31,	December 31,
	2007	2006
Unrealized loss on available-for-sale securities	$(54)	$(93)
Foreign currency translation adjustment	346	312

	$292	$219

8. Segment Information
     Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.
     In 2006, the Company had two reportable business segments: WebSideStory and VS as the Chief Executive Officer separately reviewed these components to make operating decisions and assess performance. During the first quarter of 2007, the Company merged those two segments and now operates its business in one reportable segment: a suite of products that builds and optimizes a company’s online presence and analyzes customer interactions and data across a company’s business. The Chief Executive Officer began evaluating the Company’s performance on a consolidated basis during the first quarter of 2007.

     As of March 31, 2007 and December 31, 2006, 5% and 4% of the Company’s total assets were located outside the United States, respectively. Revenue from our subsidiaries located outside the United States was 12% and 13% for the three months ended March 31, 2007 and 2006, respectively. Revenues for the three months ended March 31, 2007 and 2006, by geographic region were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
United States	$17,997	$11,733
Europe	2,555	1,710

	$20,552	$13,443

     No individual European subsidiary accounted for 10% or more of revenues for the three months ended March 31, 2007 or 2006.
9. Commitments and Contingencies
Legal Proceedings
     On February 3, 2006, NetRatings, Inc., an internet media and market research company, filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The suit alleges willful infringement of United States Patent Nos. 5,675,510, 6,108,637, 6,115,680, 6,138,155, 6,763,386. In the complaint, NetRatings seeks a preliminary and permanent injunction, unspecified monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. The Company’s answer to the complaint, in which it denied the material allegations of the complaint, was filed on March 24, 2006. A Markman claim construction hearing was held on February 1, 2007. A final pre-trial conference for this case is scheduled for July 25, 2007. No trial date is currently set for this case. Although there can be no assurance that an unfavorable outcome in this matter would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims made by NetRatings are without merit and intends to vigorously defend the action. As such, the Company does not believe a probable or estimable loss contingency related to this matter exists as of March 31, 2007; therefore, no loss accrual has been recorded.
     On February 22, 2006, the Company filed a complaint in the United States District Court for the Southern District of California charging NetRatings with willful infringement of United States Patent No. 6,393,479. The complaint seeks a permanent injunction against continued infringement as well as unspecified monetary damages (compensatory and enhanced) and recovery of the Company’s attorneys’ fees and costs. On March 30, 2006, the Company filed a first amended complaint containing additional details regarding the NetRatings products accused of infringing the ‘479 Patent. NetRatings answered the amended complaint on April 12, 2006, denying the material allegations of the amended complaint and asserting counterclaims for a declaration of non-infringement and invalidity/unenforceability of the ‘479 Patent. On May 5, 2006, the Company replied to the counterclaims, denying their material allegations. A Markman claim construction hearing was held on January 24, 2007. A pre-trial conference for this case is now scheduled for March 17, 2008. No trial date is currently set for this case. Given the nature of patent litigation, at the present time the Company is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified.
     From time to time, the Company is also involved in other routine litigation arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Other Commitments and Contingencies
     During 2006, the Company entered into non-cancelable letters of credit in the aggregate amount of $442,000 to secure future payments under leases for two facilities. The letters of credit expire in 2007 and contain automatic renewal terms extending through 2013. No amounts had been drawn against either letter of credit as of March 31, 2007 or December 31, 2006. The funds that secure the letters of credit for the bank have been classified as restricted cash and included in prepaid expenses and other current assets in the condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006.

     The Company leases its office facilities and office equipment under non-cancelable operating lease arrangements that expire on various dates through January 2013 and, with respect to the office leases, contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $610,000 and $366,000 for the three months ended March 31, 2007 and 2006, respectively. Rent expense for the three months ended March 31, 2007 and 2006 was net of sublease income of $136,000 and $195,000, respectively.
     The following table summarizes the approximate future minimum rentals under non-cancelable operating lease arrangements, net of sublease rental income of $461,000 in 2007, in effect at March 31, 2007 (in thousands):

Year Ending December 31:
Remainder of 2007	$1,611
2008	2,619
2009	2,635
2010	2,639
2011	2,718
Thereafter	3,033

Total	$15,255

10. Subsequent Events
Name Change
     On May 9, 2007, the Company changed its name from “WebSideStory, Inc.” to “Visual Sciences, Inc.” In addition, on May 8, 2007 one of the Company’s wholly-owned subsidiaries changed its name from “Visual Sciences, LLC” to “Visual Sciences Technologies, LLC”.
Avivo Escrow Release
     On May 4, 2007, upon the two year anniversary of the closing of the acquisition of Avivo, 147,943 shares of the Company’s common stock and $202,000 in cash were released to former shareholders of Avivo from an escrow account that had been established to secure indemnification obligations of Avivo and possible adjustments to the purchase price. The Company recorded an increase to goodwill of $1.8 million as a result of the shares released from escrow valued based on the closing price of the Company’s common stock of $11.00 on May 4, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II below under the caption “Item 1A. Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the financial statements and related notes for the year ended December 31, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. This report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to our management. You can identify these forward-looking statements by the use of words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, our reliance on our web analytics services for the majority of our revenue; blocking or erasing of cookies or limitations on our ability to use cookies; our limited experience with analytics applications beyond web analytics; the risks associated with integrating the operations and products of acquired companies with those of the company; privacy concerns and laws or other domestic or foreign regulations that may subject us to litigation or limit our ability to collect and use Internet user information; our ability to defend against claims of patent infringement alleged by NetRatings, Inc.; our ongoing ability to protect our own intellectual property rights and to avoid violating the intellectual property rights of third parties; the highly competitive markets in which we operate that could make it difficult for us to acquire and retain customers; the risk that our customers fail to renew their agreements; the risks associated with our indebtedness, including the risk of non-compliance with the covenants in our credit facility; the risk that our services may become obsolete in a market with rapidly changing technology and industry standards; the risks associated with our renaming the company and undertaking related branding activities; and other risks described below under the heading “Item 1A. Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report.
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
Overview
     Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) was founded and commenced operations in September 1996 and is a leading provider of real-time analytics applications. In May 2007, we changed our name from WebSideStory, Inc. to Visual Sciences, Inc. Our analytics solutions, based on our patent pending on-demand service and software platform, enable fast and detailed analytics on large volumes of streaming and stored data. The answers delivered by these analytics provide organizations with actionable information to optimize their business operations. We designed our platform specifically for the analysis of terabytes of data at higher performance levels, at a lower total cost of ownership and with greater ease of use than can be achieved via traditional data warehouse and business intelligence systems. Our real-time analytics platform performs faster, deeper and more iterative analyses on larger amounts of detailed data, giving our customers greater insight into trends and anomalies in their businesses, thereby enabling them to make better strategic decisions.
     We provide packaged real-time analytics solutions for web sites, contact centers, retail points-of-sale, messaging systems and other business systems and channels that generate high volumes of customer interaction data. The services we provide deliver comprehensive insight into the lifetime of customer interactions across on-line and off-line channels. We identify developing trends, analyze and test business hypotheses and optimize the performance of customer facing business systems without the need for significant investments in internal infrastructure.
     Our customers can take advantage of the broad range of solutions we offer with flexible pricing and deployment options, including on-demand service and licensed software. Our on-demand services are delivered over the Internet using secure, proprietary and scalable applications and system architecture. On-demand delivery allows us to concurrently serve a large number of customers securely and to efficiently distribute the workload across our network of servers with provisions for redundant, fault-tolerant operations. Customers can also purchase certain of our solutions by installation of licensed software on a customer’s hardware. The licensed software delivery model enables us to respond to a broad range of application, performance, and security requirements found in the largest and most analytically competitive organizations.
     We derive our revenue from the sale of products and services that we classify into the following four categories: (1) subscription, hosting and support; (2) license; (3) professional services; and (4) advertising. We derive the majority of our revenue from HBX™ Analytics, which is delivered as a hosted solution on a subscription basis. Web analytics refers to the collection, analysis and reporting of information about Internet user activity. HBX Analytics collects data from web browsers, processes that data and delivers analytic reports of online behavior to our customers on demand, allowing them to improve their websites and their online marketing campaigns.
     As of March 31, 2007, we served more than 1,570 data-intensive organizations including large global enterprises, mid-market companies and government agencies. Our direct sales force sells our services to a broad range of organizations in many industries including sports and entertainment, news, retail, financial services, travel, technology, manufacturing, telecommunications and education.

     The majority of our operations are conducted in the United States. In order to pursue the sale of our products and services in international markets, we established wholly owned subsidiaries in France (February 2000), the Netherlands (August 2000) and the United Kingdom (April 2003). See Note 8 to our condensed consolidated financial statements for additional information regarding the geographic markets in which we operate.
     In February 2007, we entered into a two-year, $15 million senior secured revolving credit facility. We used $5.0 million of initial borrowings under this credit facility, together with cash-on-hand, to repay all of the senior notes we issued in connection with our merger with Visual Sciences Technologies, LLC (formerly known as Visual Sciences, LLC), which we refer to herein as VS. For more information about the new credit facility, please see “—Liquidity and Capital Resources.”
Critical Accounting Policies and Estimates
     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our condensed consolidated financial statements, which have been prepared using accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expense and related disclosures. On an on-going basis, we evaluate estimates, including those related to accounts receivable allowance, stock-based compensation expense, estimated life of intangible assets, impairment of intangible assets and goodwill, income tax valuation allowance and depreciation lives. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
     Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations and include revenue recognition, allowance for doubtful accounts, accounting for stock-based compensation, accounting for business combinations, impairment of long-lived assets and goodwill, and income taxes. Except for the implementation of FASB Interpretation No. 48 as described below, management believes there have been no material changes during the three months ended March 31, 2007 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 13, 2007.
Uncertain Tax Positions
     FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in our consolidated financial statements. There is significant judgment used in determining the likelihood of these tax positions being sustained upon audit.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value in accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on our financial statements.
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
     In July 2006, the FASB issued FIN No. 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We adopted FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recorded unrecognized tax benefits of $723,000 which are included in other liabilities in the condensed consolidated balance sheet as of March 31, 2007. The cumulative effect of adopting FIN No. 48 resulted in an increase to the January 1, 2007 balance of accumulated deficit of $417,000.

Results of Operations
     The following table presents our selected condensed consolidated statements of operations data (as a percentage of revenue) for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
Revenues
Subscription, hosting and support	80%	88%
License	9%	2%
Professional services	9%	5%
Advertising	2%	5%

Total revenues	100%	100%

Cost of revenues
Cost of revenue	24%	23%
Amortization of intangible assets	4%	4%

Total cost of revenues	28%	27%

Gross profit	72%	73%

Operating expenses
Sales and marketing	34%	44%
Technology development	17%	20%
General and administrative	20%	20%
Amortization of intangible assets	3%	5%

Total operating expenses	74%	89%

Loss from operations	(2)%	(16)%

Interest expense	(2)%	(2)%
Interest income	1%	0%
Other expense	0%	0%

Total other expense	(1)%	(2)%

Loss before provision for income taxes	(3)%	(18)%

Benefit from income taxes	(1)%	(5)%

Loss before cumulative effect of change in accounting principle	(2)%	(13)%

Cumulative effect of change in accounting principle (net of tax)	0%	0%

Net loss	(2)%	(13)%

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
Revenues
     Our total revenues were $20.6 million for the three months ended March 31, 2007 compared to $13.4 million for the three months ended March 31, 2006, representing an increase of $7.1 million, or 53%. Our results of operations for the three months ended March 31, 2006 included the results of operations of VS commencing on February 1, 2006, the date our merger with VS was consummated.
     Subscription, Hosting and Support Revenue. Subscription, hosting and support revenue was $16.4 million for the three months ended March 31, 2007 compared to $11.8 million for the three months ended March 31, 2006, representing an increase of $4.6 million, or 39%. An increase in the number of new customers for our services and lower attrition rates and the additional month of revenue from VS for the three months ended March 31, 2007 compared to March 31, 2006, contributed to this increase. We expect that our subscription, hosting and support revenue will continue to increase in the future as we increase our customer base and continue to consider opportunities to grow our business organically and potentially through strategic acquisitions or mergers.

     License Revenue. License revenue was $1.8 million for the three months ended March 31, 2007 compared to $0.3 million for the three months ended March 31, 2006, representing an increase of $1.5 million, or 634%. The increase was due to an increase in the number of licensing contracts, and the timing of such contracts, entered into during the three months ended March 31, 2007 as well as the additional month of VS revenue included for the three months ended March 31, 2007 compared to March 31, 2006.
     Professional Services Revenue. Professional services revenue was $1.8 million for the three months ended March 31, 2007 compared to $0.8 million for the three months ended March 31, 2006, representing an increase of $1.0 million, or 134%. The increase was primarily due to increased sales of optimization work. We expect that professional services revenue will continue to increase in future periods.
     Advertising Revenue. Advertising revenue was $0.6 million for the three months ended March 31, 2007 compared to $0.7 million for the three months ended March 31, 2006, representing a decrease of $0.1 million, or 18%.
Cost of Revenues and Operating Expenses
     Cost of Revenues. Cost of revenues was $5.7 million for the three months ended March 31, 2007 compared to $3.6 million for the three months ended March 31, 2006, representing an increase of $2.1 million, or 55%. Our cost of revenues as a percentage of revenue was 28% for the three months ended March 31, 2007 compared to 27% for the three months ended March 31, 2006. The majority of the increase primarily resulted from an approximate $0.9 million increase in salaries, bonuses, and employee-related costs associated with the expansion of our professional services department. There was also an increase in data center costs of $0.3 million and depreciation expense of $0.3 million associated with our larger balance of property and equipment. The amortization of intangible assets increased $0.2 million due to the inclusion of VS for the full three months ended March 31, 2007. In addition, stock-based compensation expense increased $0.1 million. We expect cost of revenues to increase in absolute dollars in future periods.
     Sales and Marketing Expenses. Sales and marketing expenses were $7.0 million for the three months ended March 31, 2007 compared to $5.9 million for the three months ended March 31, 2006, representing an increase of $1.1 million, or 18%. The increase came from the following: salaries, wages and related employee benefits increased $0.4 million; and advertising, trade shows and promotions expense increased by $0.4 million as we expanded our marketing efforts. The increase in sales and marketing personnel and a larger number of customers also contributed to higher travel, lodging, and employee event costs in the amount of approximately $0.2 million. As our customer base grows and our company expands to meet the increased demands, we will continue to hire additional sales and customer retention personnel in future periods, and, as a result, we expect such expenses to increase in the future.
     Technology Development Expenses. Technology development expenses were $3.5 million for the three months ended March 31, 2007 compared to $2.7 million for the three months ended March 31, 2006, representing an increase of $0.8 million, or 30%. The increase was primarily due to the cost of expanding our development efforts, and increased headcount, salaries, wages and related employee benefits. We expect that technology development expenses will increase in future periods as we increase our investments in development and as the cost of internally developed software decreases. Our internally developed software amortization expense will increase as we amortize the cost related to completed projects.
     General and Administrative Expenses. General and administrative expenses were $4.2 million for the three months ended March 31, 2007 compared to $2.7 million for the three months ended March 31, 2006, representing an increase of $1.5 million, or 57%. Approximately $0.8 million of the increase was due to professional fees for accounting and legal services. Approximately $0.3 million of the remaining increase was attributable to salaries and wages and related employee benefits for general and administrative personnel, $0.1 million in stock-based compensation expense and $0.1 million in bad debt expense.
     Amortization of Intangibles. Amortization of intangibles expense was $0.6 million for the three months ended March 31, 2007 compared to $0.7 million for the three months ended March 31, 2006, representing a decrease of $0.1 million, or 11%. Amortization of intangibles related to the acquisition of Avivo accounted for $0.4 million of the expense for the three months ended March 31, 2007 based on $8.3 million in intangible assets. These intangible assets have estimated lives ranging from three to six years with a weighted-average estimated life of approximately five years. Amortization of intangibles related to the merger with VS accounted for $0.2 million of the expense for the three months ended March 31, 2007 based on $18.7 million in intangible assets with estimated useful lives of three to ten years. Intangible asset amortization of acquired complete technology is included in cost of revenue and amortization of customer and maintenance contracts and trade name is included in operating expenses.

Other (Expense) Income
     Interest expense. For the three months ended March 31, 2007, interest expense increased $185,000, or 60%, compared to the prior year period. The increase in interest expense resulted from an additional month of interest on the senior notes during the three months ended March 31, 2007 as compared to March 31, 2006, as well as interest on the new credit facility entered into in February 2007.
     Interest income. During the three months ended March 31, 2007, interest income increased $61,000, or 39%, compared to the prior year period. The increase was primarily due to higher cash, cash equivalent and investment balances as cash was used in the prior year period in connection with the VS merger.
Benefit from Income Taxes
     The benefit from income taxes of $0.3 million for the three months ended March 31, 2007 compared to the benefit from income taxes of $0.6 million for the three months ended March 31, 2006, and primarily related to the change in our net loss position. Our effective income tax rate for the three months ended March 31, 2007 was approximately 41% as compared to an effective rate of 26% during the same period in 2006. We did not have a valuation allowance on our deferred tax assets as of March 31, 2007. We were profitable from the fourth quarter of 2003 through the end of 2005 and began generating a net loss in 2006 primarily due to the stock-based compensation expense associated with the adoption of SFAS No. 123R and the intangible asset amortization expense related to our VS merger. We believe that it is more likely than not that we will utilize our deferred tax assets in the near future; therefore, no valuation allowance has been recorded as of March 31, 2007. We will continue to monitor our financial results and the likelihood of utilizing our net operating loss carryforwards each quarter. In the first quarter of 2007, we recorded a benefit from income taxes based on our effective rate of approximately 41%. The statutory rate of approximately 40% was increased based on the permanent differences between book and tax amounts. The permanent differences consisted of the imputed interest associated with the senior notes, stock-based compensation expense for our foreign employees and meals and entertainment expense.
Liquidity and Capital Resources
Overview
     As of March 31, 2007, we had $9.1 million of cash and cash equivalents, $3.1 million in short-term investments and $1.3 million in working capital deficit, as compared to $19.7 million of cash and cash equivalents, $5.6 million in short-term investments and $5.4 million in working capital deficit as of December 31, 2006. Our cash, cash equivalents and investments, combined with our positive cash flow from operating activities and available borrowings under the revolving credit facility we entered into in February 2007, are our principal sources of liquidity. We believe that our existing cash and short-term investments, anticipated cash flows from operations, and available borrowings under our credit facility will be sufficient to meet our operating and capital requirements through at least the next 12 months.
     Visual Sciences Technologies Merger. On February 1, 2006, we acquired VS in exchange for $22.0 million in cash, 568,512 shares of our common stock, warrants to purchase 1,082,923 shares of our common stock, which expire on August 1, 2007 and have an exercise price of $18.47 per share, and $20.0 million in aggregate principal amount of senior notes due August 1, 2007, subject to certain mandatory prepayment provisions. We also granted, pursuant to our existing equity incentive plan, 189,507 shares of restricted common stock to certain employees of VS, which became fully vested at the end of January 2007, and non-qualified stock options to purchase 350,000 shares of our common stock to certain employees of VS. As discussed below, in February 2007, we entered into a $15 million, two-year, senior secured revolving credit facility. We used $5.0 million of initial borrowings under this credit facility, together with cash-on-hand, to repay all of the senior notes we issued in connection with the VS merger.
     New Credit Facility. In February 2007, we entered into a loan and security agreement with Silicon Valley Bank, which we refer to as the Credit Agreement, which provides for a $15 million senior secured revolving credit facility through February 2009. Amounts borrowed under the Credit Agreement bear interest at 0.25 percent less than the prime rate, or LIBOR plus 2.50 percent, as selected by us. All advances made under the Credit Agreement are guaranteed by our domestic subsidiaries and are secured by a first priority security interest in substantially all of our present and future personal property and the present and future personal property of certain of our domestic subsidiaries, other than intellectual property rights and the capital stock of foreign subsidiaries. Future advances under the revolving credit facility, if any, will be used by us for working capital and to fund our general business requirements.

     Under the Credit Agreement, we are subject to certain limitations including limitations on our ability to incur additional debt, sell assets, make certain investments or acquisitions, grant liens, pay dividends and enter into certain merger and consolidation transactions, among other restrictions. We are also required to maintain compliance with financial covenants which include a minimum consolidated adjusted quick ratio and a minimum level of earnings before stock-based compensation, asset impairments, income taxes and depreciation and amortization expense (but less cash paid for capital expenditures).
     In the first quarter of 2007, we used $5.0 million of borrowings under this credit facility, together with cash-on-hand, to repay all of the senior notes we issued in connection with the VS merger. As a result, we had $5.0 million of indebtedness outstanding under our senior credit facility as of March 31, 2007. The maturity date for the outstanding borrowings under the senior credit facility is February 22, 2009
Cash Flows

	Three Months Ended
	March 31,
	2007	2006
Net cash provided by (used in):
Operating activities	$1,096		$1,220
Investing activities	1,716		(15,192)
Financing activities	(13,467)		600
Effect of exchange rate changes on cash	23		23

Net change in cash and cash equivalents	$(10,632)	$	(13,349)

     Operating Activities
     Net cash provided by operating activities was $1.1 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively.
     During the three months ended March 31, 2007, net cash provided by operating activities consisted primarily of a net loss of $0.4 million offset by non-cash adjustments to reconcile net loss to net cash provided by operating activities of $2.3 million and $2.3 million for depreciation and amortization and stock-based compensation, respectively. Total changes in working capital decreased the net cash provided by operations due to increases in accounts receivable of $1.4 million and decreases in accounts payable and accrued liabilities of $1.1 million and deferred revenue of $0.5 million. These working capital changes were due primarily to the timing of billed revenue, collections and the delivery of service.
     During the three months ended March 31, 2006, net cash provided by operating activities consisted primarily of a net loss of $1.7 million offset by non-cash adjustments to reconcile net loss to net cash provided by operating activities of $1.8 million and $2.2 million for depreciation and amortization and stock-based compensation, respectively. Total changes in working capital decreased the net cash provided by operations due to increases in accounts payable and accrued liabilities of $1.2 million and increases in accounts receivable of $0.7 million, which were both partially offset by an increase in deferred revenue of $1.7 million. The increase in accounts payable and accrued expenses was due primarily to recent acquisitions of servers and related computer equipment as well as legal fees.
     Investing Activities
     Net cash provided by investing activities was $1.7 million for the three months ended March 31, 2007 compared to net cash used in investing activities of $15.2 million for the three months ended March 31, 2006.
     During the three months ended March 31, 2007, we had sales and maturities of investments totaling $2.5 million, which was partially offset by purchases of property and equipment of $0.8 million. The property and equipment purchased related mainly to servers, network infrastructure and computer equipment and leasehold improvements.
     During the three months ended March 31, 2006, we acquired VS which resulted in a net cash outflow of $20.2 million including transaction expenses. The cash outflow related to the merger was partially offset by the net $6.0 million of purchases, sales and maturities of investments. The $1.0 million of property and equipment purchased related mainly to servers and other network infrastructure and computer equipment.

     Financing Activities
     Net cash used by financing activities was $13.5 million for the three months ended March 31, 2007 compared to net cash provided by financing activities of $0.6 million for the three months ended March 31, 2006.
     During the three months ended March 31, 2007, we used $5.0 million of initial borrowings under the senior secured credit facility, together with cash-on-hand, to repay the $20 million aggregate principal of the senior notes we issued in connection with the VS merger. We also had a cash inflow of $1.2 million from stock option exercises.
     During the three months ended March 31, 2006, our cash provided by financing activities primarily consisted of stock option exercises.
     We anticipate that our future capital uses and requirements will depend on a variety of factors. These factors include but are not limited to the following:
•	the costs of serving more customers;

•	the costs of our network infrastructure;

•	the costs of our research and development activities to improve our service offerings;

•	the extent to which we acquire or invest in other technologies and businesses; and

•	the costs related to our ongoing litigation with NetRatings and any resolution thereof.
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
Off-Balance Sheet Arrangements
     As of March 31, 2007 and for all periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     We are exposed to foreign currency exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign revenue has been primarily in Euros. Revenue from our subsidiaries located outside the United States was 12% and 13% for the three months ended March 31, 2007 and 2006, respectively.

Interest Rate Sensitivity
     We had unrestricted cash, cash equivalents and short-term marketable securities totaling $12.2 million and $25.3 million at March 31, 2007 and December 31, 2006, respectively. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. Marketable securities were invested in certificates of deposit and mortgage backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.
     As of March 31, 2007, our outstanding floating rate indebtedness totaled $5.0 million. Changes in interest rates would not significantly affect the fair value of our outstanding indebtedness. As of March 31, 2007, the primary interest rate that we had selected under our senior secured credit agreement was LIBOR plus 2.50 percent. Assuming the outstanding balance under our senior secured credit agreement remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flows by approximately $50,000.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.
     (b) Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     On February 22, 2006, we filed a complaint in the United States District Court for the Southern District of California charging NetRatings with willful infringement of United States Patent No. 6,393,479. The complaint seeks a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of our attorneys’ fees and costs. On March 30, 2006, we filed a first amended complaint containing additional details regarding the NetRatings products accused of infringing the ‘479 patent. NetRatings answered our amended complaint on April 12, 2006, denying the material allegations of the amended complaint and asserting counterclaims for a declaration of non-infringement and invalidity/unenforceability of the ‘479 patent. On May 5, 2006, we replied to the counterclaims, denying their material allegations. A Markman claim construction hearing was held on January 24, 2007. A pre-trial conference for this case is now scheduled for March 17, 2008. No trial date is currently set for this case. Given the nature of patent litigation, at the present time we are unable to quantify the amount of remuneration we will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified.
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
     Our web analytics services and related support represented 83%, 82%, 82% and 96% of our total revenue for the three months ended March 31, 2007 and the years ended December 31, 2006, 2005 and 2004, respectively. We anticipate that web analytics services and support will continue to represent a substantial majority of our total revenues. Our future success will depend, in part, on our ability to further enhance our web analytics services to meet client needs, to add functionality and to address technological advancements. Our future success will also be dependent upon our ability to attract new web analytics customers and to convince existing web analytics customers to renew their subscription agreements with us. In order to expand or to maintain our web analytics business, we may need to make significant investments in additional sales, marketing and other resources, which may not generate any additional revenues. We have experienced significant competition from other providers of web analytics services, and we cannot assure you that we will be able to continue to enhance our web analytics technology, expand our business or remain competitive in this market, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our efforts to expand our services beyond web analytics may not be successful.
     We have historically focused on the web analytics market and our efforts to expand our business beyond web analytics may not be successful. In connection with our acquisition of Avivo in May 2005, we expanded our services to include website search and web content management. We also introduced our keyword bid management service in early 2006, and our strategy includes the further expansion of our service offerings to include additional analytics applications in the future. The launch of new services can involve technological challenges, which may not be resolved on a timely basis or at all and may require significant development efforts and expenditures. We cannot assure you that our website search, web content management, keyword bid management or other new analytics services will achieve broad market acceptance or generate significant revenues. In addition, the expansion of our services beyond web analytics may result in a diversion of management’s attention and may require us to commit significant financial and other resources to an unproven business that may not generate a commensurate level of revenue or profits and could limit the resources we are able to devote to our existing business. If we are not successful in our expansion efforts, our brand image and existing business could be harmed and our stock price could decline.
Our indebtedness could adversely affect our financial health.
     In February 2007, we entered into a $15 million two-year, senior secured revolving credit facility. We used $5.0 million of initial borrowings under this credit facility, together with cash-on-hand, to repay all of the senior notes we issued in connection with the VS merger. As of March 31, 2007, we had $5.0 million in aggregate principal amount outstanding under our senior secured revolving credit facility.
     Our indebtedness could have important consequences. For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, acquisitions and general corporate purposes;

•	require us to dedicate our cash flows from operations to the payment of principal and interest on our indebtedness, thereby eliminating or reducing the availability of our cash flows to fund working capital needs, capital expenditures, acquisitions and other general corporate purposes;

•	have a material adverse effect on our business and financial condition if we are unable to service our indebtedness or refinance such indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate

•	place us at a disadvantage compared to our competitors that have less indebtedness; and

•	expose us to higher interest expense in the event of increases in interest rates because indebtedness under our credit facility bears interest at a variable rate.
Covenants in our senior secured revolving credit facility may limit our ability to operate our business.
     Under our senior secured credit agreement that we entered into in February 2007, we must comply with, among other things, certain specified financial ratios, including a minimum consolidated adjusted quick ratio and a minimum level of earnings before stock-based compensation, asset impairments, income taxes and depreciation and amortization expenses (but less cash paid for capital expenditures). If we default under the senior secured credit facility, because of a covenant breach or otherwise, the outstanding amounts thereunder could become immediately due and payable. In addition, the covenants contained in our senior secured credit facility limit our ability to incur additional debt, sell assets, make certain investments or acquisitions, grant liens, pay dividends and enter into certain merger and consolidation transactions, among other restrictions.
If we cannot successfully integrate our business with the businesses of the companies we have acquired, or if the benefits of these business combinations do not meet the expectations of investors or financial or industry analysts, the market price of our common stock may decline.
     We completed our acquisition of Avivo and merger with VS on May 4, 2005 and February 1, 2006, respectively. However, we cannot assure you that we will realize the anticipated benefits of these business combinations. The market price of our common stock may decline as a result of our business combinations with Avivo or VS for a variety of reasons, including, among others, the following:

•	we may not be able to integrate the business of Avivo or VS with our business in a timely and efficient manner, or at all;

•	the combined company may not achieve the benefits of either business combination as rapidly as, or to the extent, anticipated by investors or financial or industry analysts;

•	we may not be able to expand the customer base of Avivo or VS; or

•	the former stockholders of Avivo or VS could dispose of a significant portion of our common stock that they received in connection with the business combinations.
We operate in highly competitive markets, which could make it difficult for us to acquire and retain customers.
     The market for analytics applications is rapidly evolving and highly competitive. We expect competition to increase from existing competitors as well as new market entrants. We compete primarily with other application service providers and software vendors on the basis of product functionality, price, timeliness and level of service. Should our competitors consolidate, or if our smaller competitors are acquired by other, larger competitors, they may be able to provide services comparable to ours at a lower price due to their size. We also compete with companies that offer analytics software bundled with other products or services, which may result in such companies effectively selling these services at prices below their market price. Our current principal competitors include:
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
     Although we had generated net income in 2005, we incurred net losses of $0.4 million for the three months ended March 31, 2007 and $7.7 million for the year ended December 31, 2006, primarily due to the stock-based compensation expense associated with the adoption of SFAS No. 123R and the intangible asset amortization expense related to our merger with VS. We may not be able to regain our profitability in the future. We expect that our expenses relating to the sales of our services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our networks, will increase in the future. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which could adversely affect our operating results and profitability.
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
     Due to our limited experience in offering analytics applications other than web analytics, our evolving business model and the unpredictability of our emerging industry, we may not be able to accurately forecast our rate of growth. In addition, we may experience significant fluctuations in our operating results for other reasons such as:
•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or payment terms or those of our competitors;

•	concerns relating to the security of our networks and systems;

•	the rate of success of our domestic and international expansion;

•	our ability to hire and retain key executives as well as technical and sales and marketing personnel;

•	our ability to expand our operations and the amount and timing of expenditures related to this expansion;

•	limitations in the scalability of our networks and systems;

•	costs related to the integration of Avivo and VS with our business and the development or acquisition of other technologies, products or businesses; and

•	general economic, industry and market conditions.
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
     All of our servers and our customers’ data are located at three, third-party co-location facilities: one in San Diego, California, operated by Level 3 Communications, LLC, which we use primarily for our HBX web analytics services; one in San Jose, California, operated by Equinix Operating Co., Inc., which we use primarily for our site search and web content management services; and one in Ashburn, Virginia also operated by Equinix, which we use for our Visual Site web analytics services and other analytics offerings. Our agreement with Level 3 expires in September 2007 and Level 3 has the right to terminate the agreement if (i) we fail to pay any amounts past due within ten days after written notice or (ii) we fail to observe or perform any other material term of the agreement and such failure continues for 30 days after written notice to us by Level 3. In addition, Level 3 may terminate our rights to use the co-location space and receive co-location services under certain circumstances. Our agreement with Equinix for the San Jose facility expires in April 2008 but is subject to automatic one-year renewals unless either party provides notice of non-renewal to the other party at least 45 days prior to the end of the then-applicable term. Our agreement with Equinix for the Ashburn facility expires in November 2007 but is subject to automatic one-year renewals unless either party provides notice of non-renewal to the other party at least 90 days prior to the end of the then-applicable term. In addition, Equinix has the right to terminate an agreement with us if (i) we fail to pay any amounts past due within ten days after written notice, (ii) we liquidate, become insolvent or cease doing business or (iii) we breach any other material term of the applicable agreement and such failure continues for 30 days after written notice to us by Equinix.
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
     We have experienced significant growth in recent periods. Our total annual revenue has grown from $14.3 million in 2000 to $64.5 million in 2006. We anticipate that we will need to continue to expand and effectively manage our organization, operations and facilities in order to manage our growth and regain our profitability. We increased the number of our full-time employees from 130 as of January 1, 2001 to 278 as of December 31, 2006, and we expect to continue to expand our team to meet our strategic objectives. If we continue to grow, it is possible that our management, systems and facilities currently in place may not be adequate. Our need to effectively manage our operations and growth requires that we continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement these tasks on a large scale and, accordingly, may not achieve our strategic objectives.
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
     We believe that developing and maintaining awareness of our brands in a cost-effective manner is critical to achieving widespread acceptance of our current and future services and is an important element in attracting new customers. Furthermore, we believe that brand recognition will become more important as competition in our market increases. In May 2007, we changed our name from WebSideStory, Inc. to Visual Sciences, Inc. and commenced related branding activities. We cannot assure you that we will be successful in our renaming and branding efforts, or that customers, suppliers and other industry partners will embrace the name change and branding. Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in changing, promoting and building our brands. If we fail to successfully change, promote and build our brands, or incur substantial expenses in an unsuccessful attempt to change, promote and build our brands, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.
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
     Jeffrey W. Lunsford, who had served as our president and chief executive officer since April 2003, resigned in November 2006 to become chief executive officer of a privately-held company. James W. MacIntyre, IV, who previously served as the chief executive officer of VS, was appointed as our president and chief executive officer effective as of November 20, 2006. Any disruptions that result from the transition of chief executive leadership from Mr. Lunsford to Mr. MacIntyre could adversely affect our business.
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
     We currently maintain a sales office in the Netherlands and currently have sales personnel or independent sales consultants in Australia, Canada, France, Germany, Sweden and the United Kingdom. We have limited experience operating in these foreign jurisdictions and no experience operating in other foreign markets into which we may expand in the future. Conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include but are not limited to:
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
     Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to perform a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on management’s assessment and the effectiveness of internal control over financial reporting. In connection with their evaluations of our disclosure controls and procedures, our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, concluded that certain material weaknesses in our internal control over financial reporting existed during the periods ending December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006. These material weaknesses included insufficient staffing in our accounting and financial reporting functions and weaknesses in our recognition of leasing transactions in accordance with related generally accepted accounting principles. Our independent registered public accounting firm attested and reported that our internal control over financial reporting was not effective as of December 31, 2005. We believe that each of these material weaknesses has now been adequately remediated. Our management has concluded and our independent registered public accounting firm has attested and reported that our internal control over financial reporting was effective as of December 31, 2006. However, we cannot assure you that we will not have other material weaknesses in the future. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.
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
     Changes in control have occurred that have triggered the limitations of Section 382 of the Internal Revenue Code on our net operating loss carryforwards. As a result of the Section 382 limitations, we can only utilize a portion of the net operating loss carryforwards generated prior to the ownership changes to offset future taxable income generated in U.S. federal and state jurisdictions.

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
     We periodically assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that it is more-likely-than-not that our net deferred tax assets will ultimately be recovered and, accordingly, no valuation allowance on such assets was recorded as of March 31, 2007 or December 31, 2006.
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

     In addition, the market for Internet user measurement and analysis services is new and rapidly evolving. In particular, the market for outsourced, on-demand information services is relatively new and evolving. We may not be able to sell our on-demand services or grow our business if the market for Internet user measurement and analysis services does not grow or is not outsourced, or if on-demand services are not widely adopted.
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
     In addition, in connection with our merger with VS, 568,512 shares of our common stock were placed in escrow for the benefit of the former members and certain optionholders of VS. These shares were released from escrow in April 2007, and generally may be sold in the public market pursuant to Rules 144 and 145 or pursuant to a shelf registration statement that we filed with respect to such shares. Moreover, we issued to the former members and certain optionholders of VS warrants to purchase 1,082,923 shares of our common stock at an exercise price of $18.47 per share. Any shares issued upon exercise of the warrants may also be sold pursuant to such shelf registration statement. Sales by the former members and optionholders of VS of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.
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
     Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:
•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that directors may only be removed “for cause” and only with the approval of the holders of 66 2/3% of our outstanding voting stock;

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, requiring all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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

Item 6. Exhibits

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger dated as of February 8, 2005 by and among the Registrant, WSSI Acquisition Company, Avivo Corporation and Charles M. Linehan, as the Holder Representative.

2.2(2)	Agreement and Plan of Merger dated as of February 1, 2006 by and among the Registrant, VS Acquisition, LLC, Visual Sciences, LLC and Ned Scherer, as the Holder Representative.

3.1(3)	Amended and Restated Certificate of Incorporation.

3.2(3)	Amended and Restated Bylaws.

3.3(4)	First Amendment to Amended and Restated Bylaws.

4.1(3)	Form of Common Stock Certificate.

4.2(2)	Second Amended and Restated Registration Rights Agreement dated as of February 1, 2006 by and among the Registrant and certain investors set forth therein.

4.3(5)	Warrant to Purchase Common Stock dated as of November 21, 2005 and issued by the Registrant in favor of Starsoft Development Labs, Inc.

4.4(2)	Form of Warrant to Purchase Common Stock dated as of February 1, 2006 and issued by the Registrant in favor of the former holders of units of membership interest in Visual Sciences, LLC.

10.1(6)	Loan and Security Agreement dated as of February 23, 2007 between the Registrant and Silicon Valley Bank.

10.2(6)	Form of Security Agreement dated as of February 23, 2007 between each of the Secured Guarantors and Silicon Valley Bank.

10.3(6)	Form of Unconditional Guaranty of each of the Guarantors dated as of February 23, 2007 in favor of Silicon Valley Bank.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 10, 2005.

(2)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 7, 2006.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 333-115916) filed with the Securities and Exchange Commission on May 27, 2004.

(4)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 4, 2006.

(5)	Incorporated by reference to the Annual Report on Form 10-K of the Registrant filed with the Securities and Exchange Commission on March 16, 2006.

(6)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 27, 2007.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Visual Sciences, Inc. (formerly known as WebSideStory, Inc.), whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 10, 2007

/s/ JAMES W. MACINTYRE, IV
James W. MacIntyre, IV
Chief Executive Officer and President (Duly Authorized Officer and Principal Executive Officer)

/s/ CLAIRE LONG
Claire Long
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)