Form 10-Q
period 2007-06-30
VISUAL SCIENCES, INC.
filed 2007-08-03
CIK 1091158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 0-31613
VISUAL SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0727173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10182 Telesis Court, 6th Floor, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 27, 2007 was 20,876,088.

VISUAL SCIENCES, INC.
(FORMERLY KNOWN AS WEBSIDESTORY, INC.)
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VISUAL SCIENCES, INC.
(FORMERLY KNOWN AS WEBSIDESTORY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$11,983	$19,713
Investments	2,361	5,606
Accounts receivable, net	17,147	15,654
Deferred tax assets	736	708
Prepaid expenses and other current assets	3,190	3,943

Total current assets	35,417	45,624

Property and equipment, net	7,617	6,562
Goodwill	58,927	49,380
Intangible assets, net	17,036	19,732
Deferred tax assets	14,864	14,956
Other assets	1,146	1,314

	$135,007	$137,568

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,575	$987
Accrued liabilities	6,982	9,327
Deferred revenue	20,182	20,924
Capital lease short-term	25	38
Revolving credit facility	4,000	—
Current maturities of notes payable	—	19,708

Total current liabilities	33,764	50,984

Capital lease long-term	38	50
Other liabilities	1,544	781

Total liabilities	35,346	51,815

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 20,804,323 and 19,238,781 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	21	19
Additional paid-in capital	152,671	137,862
Unearned stock-based compensation	—	(22)
Accumulated other comprehensive income	338	219
Accumulated deficit	(53,369)	(52,325)

Total stockholders’ equity	99,661	85,753

	$135,007	$137,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISUAL SCIENCES, INC.
(FORMERLY KNOWN AS WEBSIDESTORY, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Subscription, hosting and support	$16,810	$13,022	$33,202	$24,790
License	790	477	2,631	728
Professional services	1,584	1,135	3,361	1,894
Advertising	469	611	1,011	1,276

Total revenues	19,653	15,245	40,205	28,688

Cost of revenues
Cost of revenue	5,156	4,021	10,097	7,157
Amortization of intangible assets	715	715	1,430	1,217

Total cost of revenues	5,871	4,736	11,527	8,374

Gross profit	13,782	10,509	28,678	20,314

Operating expenses
Sales and marketing	7,060	6,946	14,056	12,884
Technology development	2,844	3,347	6,328	6,019
General and administrative	3,735	3,290	7,958	5,983
Amortization of intangible assets	634	830	1,268	1,543

Total operating expenses	14,273	14,413	29,610	26,429

Loss from operations	(491)	(3,904)	(932)	(6,115)

Interest expense	(110)	(462)	(602)	(769)
Interest income	126	136	344	293
Other expense	8	—	5	—

Loss before income taxes	(467)	(4,230)	(1,185)	(6,591)

Benefit from income taxes	(267)	(1,798)	(559)	(2,404)

Loss before cumulative effect of change in accounting principle	(200)	(2,432)	(626)	(4,187)

Cumulative effect of change in accounting principle (net of tax)	—	—	—	13

Net loss	$(200)	$(2,432)	$(626)	$(4,174)

Basic net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.01)	$(0.13)	$(0.03)	$(0.23)
Cumulative effect of change in accounting principle	—	—	—	—

Basic net loss per share	$(0.01)	$(0.13)	$(0.03)	$(0.23)

Diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.01)	$(0.13)	$(0.03)	$(0.23)
Cumulative effect of change in accounting principle	—	—	—	—

Diluted net loss per share	$(0.01)	$(0.13)	$(0.03)	$(0.23)

Shares used in per share calculations:
Basic	20,409,036	18,476,579	19,922,878	18,438,282

Diluted	20,409,036	18,476,579	19,922,878	18,438,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISUAL SCIENCES, INC.
(FORMERLY KNOWN AS WEBSIDESTORY, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(626)	$(4,174)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,693	4,042
Debt discount amortization	292	427
Bad debt provision	457	20
Stock-based compensation	3,893	5,130
Loss on sale of securities	—	35
Windfall tax benefits from stock options exercised	(878)	(242)
Deferred income taxes	(559)	(2,404)
Cumulative effect of change in accounting principle	—	(13)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,887)	(3,062)
Prepaid expenses and other assets	367	578
Accounts payable and accrued liabilities	(1,763)	60
Deferred revenue	(815)	2,518
Other liabilities	343	299

Net cash provided by operating activities	3,517	3,214

Cash flows from investing activities
Purchase of investments	—	(3,677)
Sales of investments	1,003	7,077
Maturities of investments	2,271	3,362
Purchase of property and equipment	(2,141)	(1,964)
Acquisition, net of cash acquired	(202)	(20,186)

Net cash provided by (used in) investing activities	931	(15,388)

Cash flows from financing activities
Exercise of stock options	2,931	656
Windfall tax benefits from stock options exercised	878	242
Payments on capital lease	(26)	(42)
Proceeds from revolving credit facility	5,000	—
Payments on notes payable and revolving credit facility	(21,000)	—

Net cash (used in) provided by financing activities	(12,217)	856

Effect of exchange rate changes on cash	39	106

Net decrease in cash and cash equivalents	(7,730)	(11,212)
Cash and cash equivalents at beginning of period	19,713	19,968

Cash and cash equivalents at end of period	$11,983	$8,756

Supplementary disclosure of non-cash investing and financing activities:
Business combination with Visual Sciences Technologies, LLC
Cash paid for business combination, net of cash acquired	$—	$20,186
Fair value of debt issued in business combination	—	18,740
Fair value of warrants issued in business combination	—	6,358
Fair value of common stock issued in business combination	7,362	—
Liabilities assumed in business combination	356	3,641

Total fair value of assets acquired in business combination	$7,718	$48,925

Noncash purchases of property and equipment	$1,201	$575

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
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of Visual Sciences, Inc. and its wholly owned subsidiaries. The results of operations for the six months ended June 30, 2006 include the results of operations of Visual Sciences Technologies, LLC (formerly known as Visual Sciences, LLC) (“VS”) commencing on February 1, 2006, the date of the Company’s merger with VS. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
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
Revenue Recognition
     The Company derives its revenue from the sale of products and services that it classifies into the following four categories: (1) subscription, hosting and support; (2) license; (3) professional services; and (4) advertising. The Company derives the majority of its revenue from HBX™ Analytics, which is delivered as a hosted web analytics solution on a subscription basis. Web analytics refers to the collection, analysis and reporting of information about Internet user activity. HBX Analytics collects data from web browsers, processes that data and delivers analytic reports of online behavior to its customers on demand. The Company sells its services and licenses its products primarily through its direct sales force. The Company utilizes written contracts as the means to establish the terms and conditions upon which its products and services are sold to customers.
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
     During the second quarter of 2007, the Company recorded an adjustment to correct for the timing of revenue recognition which resulted in a $241,000 increase in subscription revenue. Of this amount, ($79,000) related to the first quarter of 2007, $288,000 related to 2006 and the remaining $32,000 related to 2005 and prior years. Management concluded that no period was materially misstated; accordingly, these adjustments have been recorded in the second quarter of 2007.
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
Internal-use Software and Website Development Costs
     The Company capitalizes qualifying software and website development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF 00-02, Accounting for Website Development Costs. These costs are incurred during the application development stage, and amortized over their estimated useful lives ranging from two to three years. The Company capitalized $114,000 and $162,000 during the three months ended June 30, 2007 and 2006, respectively. The Company capitalized $114,000 and $361,000 during the six months ended June 30, 2007 and 2006, respectively. Net capitalized software and website development costs of $1.1 million and $1.2 million as of June 30, 2007 and December 31, 2006, respectively, are included in other assets in the accompanying condensed consolidated balance sheets. Amortization expense totaled $133,000 and $130,000 during the three months ended June 30, 2007 and 2006, respectively, and $280,000 and $186,000 during the six months ended June 30, 2007 and 2006, respectively.
Software Development Costs
     Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, until the product is available for general release. The Company has not capitalized any software development costs because technological feasibility has not been established for software being developed through the six months ended June 30, 2007.
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
     The Company’s accounts receivable and revenue are derived from a large number of customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. At June 30, 2007 and December 31, 2006, the allowance for doubtful accounts was $1.0 million and $0.6 million, respectively.
     Substantially all of the Company’s advertising revenue for the three and six months ended June 30, 2007 and 2006 was derived from one customer. Advertising revenue from that one customer accounted for approximately 2% and 4% of consolidated revenue for the three months ended June 30, 2007 and 2006, respectively, and approximately 3% and 4% of consolidated revenue for the six months ended June 30, 2007 and 2006, respectively. The Company had no revenue generated from a single customer that accounted for more than 10% of revenue for the three and six months ended June 30, 2007 or 2006.
Cost of Revenues
     The Company’s cost of revenues primarily consists of internet connectivity costs, colocation facility charges, depreciation on network infrastructure and personnel associated with the Company’s professional services as well as network operations. A substantial portion of these costs are related to the subscription, hosting and support revenue line item in the condensed consolidated statements of operations.
Accounting for Stock-Based Compensation
     On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and amends SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”). SFAS No. 123R requires companies to recognize the estimated fair value of stock-based compensation in the income statement.
     The Company previously accounted for its stock-based compensation using the intrinsic value method as defined in APB Opinion No. 25 and accordingly, prior to January 1, 2006, compensation expense for stock options was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company used the modified prospective transition method to adopt the provisions of SFAS No. 123R. Under this method, unvested awards at the date of adoption are amortized based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, with the exception of options granted prior to the Company’s initial public offering (“pre-IPO awards”). The pre-IPO awards will continue to be amortized based on the intrinsic value method in accordance with APB Opinion No. 25. Awards that are granted or modified after the date of adoption will be measured and accounted for in accordance with SFAS No. 123R.
     The following table presents the stock-based compensation expense included in the Company’s cost of revenues, sales and marketing, technology development, and general and administrative expenses for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of revenues	$256	$564	$766	$975
Sales and marketing	433	974	1,163	1,760
Technology development	344	693	804	1,243
General and administrative	542	664	1,160	1,152

Stock-based compensation expense	$1,575	$2,895	$3,893	$5,130

Restricted Stock Awards
     During the second quarter of 2007, the Company granted 247,600 shares of restricted common stock to executive officers and certain employees of the Company. The shares of restricted common stock were granted pursuant to the 2004 Equity Incentive Award Plan and the restrictions applicable to such shares lapse in four equal annual installments on June 1, 2008; June 1, 2009; June 1, 2010; and June 1, 2011. The Company has recorded $76,000 of compensation expense relative to restricted stock awards for the three and six months ended June 30, 2007, in accordance with SFAS No. 123R. As of June 30, 2007, there was approximately $3.0 million of total unrecognized compensation expense related to the restricted stock awards, which is expected to be recognized over a weighted-average period of 2.4 years.
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

     The Company has excluded outstanding stock options, warrants and unvested common stock subject to repurchase from the calculation of diluted net loss per share for the three and six months ended June 30, 2007 and 2006 because such securities were anti-dilutive for those periods as the Company was in a net loss position. The total number of potential common shares excluded from the calculation of diluted net loss per share was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Potential shares excluded from diluted net loss per share
Unvested common stock	165	35,756	33,966	19,059
Options and warrants	377,785	914,292	431,798	954,172

	377,950	950,048	465,764	973,231

     In addition, restricted common stock and employee stock options to purchase 2,384,972 and 1,661,666 shares of common stock during the three months ended June 30, 2007 and 2006, respectively, and 2,462,998 and 1,438,681 shares of common stock during the six months ended June 30, 2007 and 2006, respectively, were outstanding but not included in the computation of diluted net loss per share, because the option or share price was greater than the average market price of the common stock, and therefore, the effect on diluted net loss per share would have been anti-dilutive.
Income Taxes
     The Company calculates its interim tax provision in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting, and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN No. 18”). At the end of each interim period, the Company estimates the annual effective tax rate and applies that to its ordinary quarterly earnings. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of future income tax assets is dependent upon the generation of sufficient future taxable income during the period in which the deferred tax assets are recoverable. The realization of the deferred tax asset relating to stock compensation expense is dependent on the Company’s stock price exceeding the exercise price of the related stock options at the time of exercise. Management assesses the likelihood that the deferred tax assets will be recovered from future taxable income and whether a valuation allowance is required to reflect any uncertainty. Management has determined that no such valuation allowance was necessary as of June 30, 2007. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Tax rate changes are reflected in the computation of the income tax provision during the period such changes are enacted. In connection with the Company’s initial public offering, the Company triggered a change in ownership under tax regulations resulting in annual limitations on the amount of the historical net operating losses that can be utilized to offset future taxable income.
     The Company’s effective income tax rate for the six months ended June 30, 2007 was approximately 47% as compared to an effective rate of 36% during the same period in 2006. The increase in the effective tax rate for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily due to the estimated operating income for the year and permanent differences between book and tax amounts. The permanent differences consisted of the imputed interest associated with the senior notes, stock-based compensation expense for our foreign employees and meals and entertainment expense. The Company also liquidated two wholly-owned U.S. subsidiaries, resulting in a discrete tax provision expense due to the change in the state effective tax rate on their deferred items.
     The Company has not provided applicable U.S. income and foreign withholding taxes on undistributed earnings from foreign subsidiaries at June 30, 2007 or December 31, 2006, since they are expected to be reinvested indefinitely outside the U.S. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to various foreign countries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability that might be payable if those earnings were eventually repatriated.
Uncertain Tax Positions
     FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that the Company determine whether the benefits of its tax positions are more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount of the benefit that has more than a 50% likelihood of being realized. For tax positions that are not more likely than not to be sustained upon audit, the Company does not recognize any portion of the benefit in its consolidated financial statements. There is significant judgment used in determining the likelihood of the Company’s tax positions being sustained upon audit.
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
3. Business Combinations
Visual Sciences Technologies
     As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company acquired all of the outstanding units of membership interest of VS on February 1, 2006. As part of the merger agreement between VS and the Company, VS’s former members had the right to receive 568,512 shares of Company common stock (the “Escrowed Common Stock”), which were held in escrow until April 1, 2007 pursuant to the terms of an escrow agreement to satisfy indemnification claims, if any, of the Company against VS’s former members and optionholders.
     During the first quarter of 2007, the Company recorded an increase to goodwill of $7.4 million due to the Company’s conclusion that there were no claims against VS beyond a reasonable doubt. The amount recorded was based on the 568,512 shares of Escrowed Common Stock valued based on the closing price of the Company’s common stock of $12.95 on March 30, 2007. The shares were released from escrow in April 2007.

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
     The total amount assigned to goodwill is deductible for tax purposes. The amortization periods for the acquired intangible assets is as follows:
•	completed technology of $12.8 million: 5 years

•	customer relationships of $3.9 million: 5 years

•	maintenance contracts of $1.7 million: 10 years

•	trade name of $0.3 million: 3 years
     The merger with VS closed on February 1, 2006. The Company’s results of operations for the six months ended June 30, 2006 include the results of operations of VS beginning February 1, 2006. The following table summarizes unaudited pro forma operating results for the three and six months ended June 30, 2006 as if the Company had completed the merger as of the beginning of the periods presented (in thousands, except per share data):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Revenues	$15,245	$29,492
Loss before cumulative effect of change in accounting principle	(2,432)	(4,212)
Net loss	(2,432)	(4,199)
Loss per share — basic and diluted	(0.13)	(0.23)
     This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the VS merger occurred as of the beginning of the period presented, nor is it indicative of future financial results.
Avivo
     On May 4, 2005, the Company completed the acquisition of Avivo Corporation (“Avivo”), a provider of on-demand website search and content solutions. The Company paid approximately $4.2 million in cash and issued 2,958,713 shares of common stock and options to purchase 164,434 shares of common stock to acquire Avivo. On the acquisition date, approximately $0.8 million of the $4.2 million total cash consideration and approximately 592,000 of the 2,958,713 shares of common stock (together, the “Escrow Amount”) were deposited in escrow to secure indemnification obligations of Avivo and possible adjustments to the purchase price. In August 2006, upon the 15-month anniversary of the closing, 325,538 shares of the Company’s common stock and cash in the amount of approximately $444,000 were released from escrow to the former shareholders of Avivo. The Company recorded an increase to goodwill of $3.9 million as a result of the value of the shares released from escrow based on the closing price of its common stock on August 4, 2006. In addition, approximately $161,000 in cash was returned from escrow to the Company and 118,261 shares of common stock were cancelled as a result of an earn-out adjustment. One-fourth of the original Escrow Amount was held back for an additional nine months to secure certain ongoing indemnification obligations of Avivo.
     On May 4, 2007, upon the two year anniversary of the closing of the acquisition of Avivo, 147,943 shares of the Company’s common stock and $202,000 in cash were released from escrow to the former shareholders of Avivo. The Company recorded an increase to goodwill of $1.8 million as a result of the cash released from escrow and the value of the shares released from escrow based on the closing price of the Company’s common stock on May 4, 2007.
4. Debt
Senior Notes
     In connection with the merger with VS, the Company issued senior notes in an aggregate principal amount of $20 million to former members of VS. The senior notes accrued interest at a rate of 4% per annum and were to mature on August 1, 2007. As described below, the senior notes were paid off in full in the first quarter of 2007.
     The Company recorded imputed interest on the senior notes based on an effective interest rate of 9.5%. The discount of $1.3 million was being amortized, using the effective interest method, over the period ending April 1, 2007, which was the date on which the senior notes became payable upon demand. Total discount amortization of $0 and $256,000 was recorded as interest expense during the three months ended June 30, 2007 and 2006, respectively. Total discount amortization of $292,000 and $427,000 was recorded as interest expense during the six months ended June 30, 2007 and 2006, respectively. Interest expense on the senior notes, inclusive of discount amortization, totaled $0 and $456,000 during the three months ended June 30, 2007 and 2006, respectively, and $432,000 and $754,000 during the six months ended June 30, 2007 and 2006, respectively.
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
     Under the Credit Agreement, the Company is subject to certain limitations including limitations on its ability to incur additional debt, sell assets, make certain investments or acquisitions, grant liens, pay dividends and enter into certain merger and consolidation transactions, among other restrictions. The Company is also required to maintain compliance with financial covenants which include a minimum consolidated adjusted quick ratio and a minimum level of earnings before stock-based compensation, asset impairments, income taxes and depreciation and amortization expense, less cash paid for capital expenditures. As of June 30, 2007, the Company was in compliance with all of its covenants in the Credit Agreement.
     During the first quarter of 2007, the Company used $5.0 million of initial borrowings under this credit facility together with cash-on-hand, to repay all of the senior notes it had issued in connection with its merger with VS. As of June 30, 2007, the Company had $4.0 million of outstanding borrowings under this credit facility. The maturity date for outstanding borrowings under the Credit Agreement is February 22, 2009. The Company is recording interest on the outstanding borrowings at approximately 7.9%, which was the LIBOR rate plus 2.50 percent, as selected by the Company. Interest expense under the credit facility totaled $85,000 and $123,000 for the three and six months ended June 30, 2007, respectively.

5. Composition of Certain Balance Sheet Captions
Investments
     Short-term investments, which are classified as available-for-sale, consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Certificates of deposit	$—	$767
Auction rate securities	—	1,000
Mortgage backed securities	2,361	3,839

	$2,361	$5,606

Property and Equipment
     The following table sets forth the components of property and equipment (in thousands):

	June 30,	December 31,
	2007	2006
Computers and office equipment	$13,945	$11,603
Furniture and fixtures	1,668	1,288
Leasehold improvements	928	870

	16,541	13,761
Accumulated depreciation and amortization	(8,924)	(7,199)

	$7,617	$6,562

     Total depreciation expense was $0.9 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively, and $1.7 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively.
     The Company leases certain computer and office equipment under capital leases. As of June 30, 2007 and December 31, 2006, $121,000 of such equipment was included in property and equipment. Accumulated amortization relating to this equipment totaled $63,000 and $50,000 at June 30, 2007 and December 31, 2006, respectively.
Goodwill and Intangible Assets
     The change in the carrying amount of goodwill for the six months ended June 30, 2007 was as follows (in thousands):

Goodwill
Balance as of December 31, 2006	$49,380
Avivo escrow release	1,829
Visual Sciences Technologies net purchase price adjustments	7,718

Balance as of June 30, 2007	$58,927

     The following table sets forth the components of intangible assets, net (in thousands):

	June 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Customer relationships	$11,240	$(5,107)	$6,133	$11,240	$(3,985)	$7,255
Maintenance contracts	1,670	(353)	1,317	1,670	(263)	1,407
Acquired complete technology	13,690	(4,278)	9,412	13,690	(2,849)	10,841
Trade name	330	(156)	174	330	(101)	229

	$26,930	$(9,894)	$17,036	$26,930	$(7,198)	$19,732

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

     Total amortization expense was $1.3 million and $1.5 million for the three months ended June 30, 2007 and 2006, respectively, and $2.7 million and $2.8 million for the six months ended June 30, 2007 and 2006, respectively. Future amortization expense for the remainder of 2007, 2008, 2009, 2010, 2011 and thereafter is expected to be $2.7 million, $4.8 million, $4.4 million, $4.1 million, $0.6 million and $0.4 million, respectively, excluding any incremental expense that could result if the Company consummates future acquisitions.
Accrued Expenses and Other Current Liabilities
     The following table sets forth the components of accrued liabilities (in thousands):

	June 30,	December 31,
	2007	2006
Accrued bonuses and commissions	$2,312	$3,318
Accrued payroll and vacation	1,161	1,094
Accrued accounting and legal services	551	1,177
Accrued interest	7	730
Accrued sales and income taxes	1,273	1,011
Accrued tenant improvements	—	573
Other accrued expenses	1,678	1,424

	$6,982	$9,327

6. Income Taxes
     In July 2006, the FASB issued FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recorded unrecognized tax benefits of $723,000 which are included in other liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2007. If recognized, $417,000 would effect the Company’s effective tax rate. The cumulative effect of adopting FIN No. 48 resulted in an increase to the January 1, 2007 balance of accumulated deficit of $417,000.
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
     During the second quarter of 2007, there were no changes in unrecognized tax benefits. Accrued interest was increased by $8,000. The Company does not anticipate any material increase or decrease in its unrecognized tax benefits will occur within the next twelve months.
7. Comprehensive (Loss) Income
     Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events, including foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. A reclassification adjustment for net realized gains (losses) results from the recognition of the net realized gains (losses) in the statement of operations when marketable securities are sold. Total comprehensive loss consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(200)	$(2,432)	$(626)	$(4,174)
Other comprehensive income, net of tax
Unrealized gain on available-for-sale securities	19	8	58	11
Reclassification adjustment for realized loss on available-for-sale securities	—	—	—	21
Foreign currency translation adjustment	27	34	61	52

Total comprehensive loss, net of tax	$(154)	$(2,390)	$(507)	$(4,090)

     The following table sets forth the components of accumulated other comprehensive income, net of taxes (in thousands):

	June 30,	December 31,
	2007	2006
Unrealized loss on available-for-sale securities	$(35)	$(93)
Foreign currency translation adjustment	373	312

	$338	$219

8. Segment Information
     Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.
     In 2006, the Company had two reportable business segments: WebSideStory and VS, as the Chief Executive Officer separately reviewed these components to make operating decisions and assess performance. During the first quarter of 2007, the Company merged those two segments and now operates its business in one reportable segment: a suite of products that builds and optimizes a company’s online presence and analyzes customer interactions and data across a company’s business. The Chief Executive Officer began evaluating the Company’s performance on a consolidated basis during the first quarter of 2007.
     As of both June 30, 2007 and December 31, 2006, 4% of the Company’s total assets were located outside the United States. Revenue from our subsidiaries located outside the United States was 16% and 13% for the three months ended June 30, 2007 and 2006, respectively, and 14% and 13% for the six months ended June 30, 2007 and 2006, respectively. Revenues for the three and six months ended June 30, 2007 and 2006, by geographic region were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
United States	$16,602	$13,215	$34,599	$24,948
Europe	3,051	2,030	5,606	3,740

	$19,653	$15,245	$40,205	$28,688

     No individual European subsidiary accounted for 10% or more of revenues for the three and six months ended June 30, 2007 or 2006.
9. Commitments and Contingencies
Legal Proceedings
     On February 3, 2006, NetRatings, Inc., an internet media and market research company, filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The suit alleges willful infringement of United States Patent Nos. 5,675,510, 6,108,637, 6,115,680, 6,138,155, and 6,763,386. In the complaint, NetRatings seeks a preliminary and permanent injunction, unspecified monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. The Company’s answer to the complaint, in which it denied the material allegations of the complaint, was filed on March 24, 2006. A Markman claim construction hearing was held on February 1, 2007. A final pre-trial conference for this case is now scheduled for December 7, 2007. No trial date is currently set for this case. Although there can be no assurance that an unfavorable outcome in this matter would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims made by NetRatings are without merit and intends to vigorously defend the action. As such, the Company does not believe a probable or estimable loss contingency related to this matter exists as of June 30, 2007; therefore, no loss accrual has been recorded.
     On February 22, 2006, the Company filed a complaint in the United States District Court for the Southern District of California charging NetRatings with willful infringement of United States Patent No. 6,393,479 (the “‘479 Patent”). The complaint seeks a permanent injunction against continued infringement as well as unspecified monetary damages (compensatory and enhanced) and recovery of the Company’s attorneys’ fees and costs. On March 30, 2006, the Company filed a first amended complaint containing additional details regarding the NetRatings products accused of infringing the ‘479 Patent. NetRatings answered the amended complaint on April 12, 2006, denying the material allegations of the amended complaint and asserting counterclaims for a declaration of non-infringement and invalidity/unenforceability of the ‘479 Patent. On May 5, 2006, the Company replied to the counterclaims, denying their material allegations. The court issued its Markman claim construction order on July 10, 2007. A pre-trial conference for this case is now scheduled for March 17, 2008. No trial date is currently set for this case. Given the nature of patent litigation, at the present time the Company is unable to quantify the amount of remuneration it will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified.
     From time to time, the Company is also involved in other routine litigation arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Other Commitments and Contingencies
     During 2006, the Company entered into non-cancelable letters of credit in the aggregate amount of $442,000 to secure future payments under leases for two facilities. The letters of credit expire in 2007 and contain automatic renewal terms extending through 2013. No amounts had been drawn against either letter of credit as of June 30, 2007 or December 31, 2006. The funds that secure the letters of credit for the bank have been classified as restricted cash and included in prepaid expenses and other current assets in the condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006.
     The Company leases its office facilities and office equipment under non-cancelable operating lease arrangements that expire on various dates through January 2013 and, with respect to the office leases, contain certain renewal options. Rent expense under non-cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $0.6 million for both the three months ended June 30, 2007 and 2006, and $1.3 million and $0.9 million for the six months ended June 30, 2007 and 2006, respectively. Rent expense for the three months ended June 30, 2007 and 2006 was net of sublease income of $154,000 and $195,000, respectively. Rent expense for the six months ended June 30, 2007 and 2006 was net of sublease income of $290,000 and $390,000, respectively.
     The following table summarizes the approximate future minimum rentals under non-cancelable operating lease arrangements, net of sublease rental income of $307,000 for the remainder of 2007, in effect at June 30, 2007 (in thousands):

Year Ending December 31:
Remainder of 2007	$1,073
2008	2,619
2009	2,635
2010	2,639
2011	2,718
Thereafter	3,033

Total	$14,717

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
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. This report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to our management. You can identify these forward-looking statements by the use of words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, our reliance on our web analytics services for the majority of our revenue; potential impacts on our business, results of operations and common stock price resulting from the process we are undertaking with an investment banking firm to evaluate potential strategic transactions with interested parties; blocking or erasing of cookies or limitations on our ability to use cookies; our limited experience with analytics applications beyond web analytics; the risks associated with integrating the operations and products of acquired companies with those of the company; privacy concerns and laws or other domestic or foreign regulations that may subject us to litigation or limit our ability to collect and use Internet user information; our ability to defend against claims of patent infringement alleged by NetRatings, Inc.; our ongoing ability to protect our own intellectual property rights and to avoid violating the intellectual property rights of third parties; the highly competitive markets in which we operate that could make it difficult for us to acquire and retain customers; the risk that our customers fail to renew their agreements; the risks associated with our indebtedness, including the risk of non-compliance with the covenants in our credit facility; the risk that our services may become obsolete in a market with rapidly changing technology and industry standards; the risks associated with our renaming the company and undertaking related branding activities; and other risks described below under the heading “Item 1A. Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report.
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
     We derive our revenue from the sale of products and services that we classify into the following four categories: (1) subscription, hosting and support; (2) license; (3) professional services; and (4) advertising. We derive the majority of our revenue from HBX™ Analytics, which is delivered as a hosted web analytics solution on a subscription basis. Web analytics refers to the collection, analysis and reporting of information about Internet user activity. HBX Analytics collects data from web browsers, processes that data and delivers analytic reports of online behavior to our customers on demand, allowing them to improve their websites and their online marketing campaigns.
     As of June 30, 2007, we served more than 1,590 data-intensive organizations including large global enterprises, mid-market companies and government agencies. Our direct sales force sells our services to a broad range of organizations in many industries including sports and entertainment, news, retail, financial services, travel, technology, manufacturing, telecommunications and education.
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
     Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Except for the implementation of FASB Interpretation No. 48 as described below, management believes there have been no material changes during the three and six months ended June 30, 2007 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 13, 2007.
Uncertain Tax Positions
     FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that has more than a 50% likelihood of being realized. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in our consolidated financial statements. There is significant judgment used in determining the likelihood of these tax positions being sustained upon audit.

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
Results of Operations
     During the second quarter of 2007, we recorded an adjustment to correct for the timing of revenue recognition which resulted in a $241,000 increase in subscription revenue. Of this amount, ($79,000) related to the first quarter of 2007, $288,000 related to 2006 and the remaining $32,000 related to 2005 and prior years. Management concluded that no period was materially misstated; accordingly, these adjustments have been recorded in the second quarter of 2007.
     The following table presents our selected condensed consolidated statements of operations data (as a percentage of revenue) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Subscription, hosting and support	86%	85%	82%	86%
License	4%	3%	7%	3%
Professional services	8%	8%	8%	7%
Advertising	2%	4%	3%	4%

Total revenues	100%	100%	100%	100%

Cost of revenues
Cost of revenue	26%	26%	25%	25%
Amortization of intangible assets	4%	5%	4%	4%

Total cost of revenues	30%	31%	29%	29%

Gross profit	70%	69%	71%	71%

Operating expenses
Sales and marketing	37%	46%	35%	45%
Technology development	14%	22%	16%	21%
General and administrative	19%	22%	20%	21%
Amortization of intangible assets	2%	5%	3%	5%

Total operating expenses	72%	95%	74%	92%

Loss from operations	(2)%	(26)%	(3)%	(21)%

Interest expense	(1)%	(3)%	(1)%	(3)%
Interest income	1%	1%	1%	1%
Other expense	0%	0%	0%	0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Loss before income taxes	(2)%	(28)%	(3)%	(23)%

Benefit from income taxes	(1)%	(12)%	(1)%	(8)%

Loss before cumulative effect of change in accounting principle	(1)%	(16)%	(2)%	(15)%

Cumulative effect of change in accounting principle (net of tax)	0%	0%	0%	0%

Net loss	(1)%	(16)%	(2)%	(15)%

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
Revenues
     Our total revenues were $19.7 million for the three months ended June 30, 2007 compared to $15.2 million for the three months ended June 30, 2006, representing an increase of $4.5 million, or 29%.
     Subscription, Hosting and Support Revenue. Subscription, hosting and support revenue was $16.8 million for the three months ended June 30, 2007 compared to $13.0 million for the three months ended June 30, 2006, representing an increase of $3.8 million, or 29%. An increase in the number of new customers for our services, average deal size and lower attrition rates contributed to this increase. We expect that our subscription, hosting and support revenue will continue to increase in the future as we increase our customer base and continue to consider opportunities to grow our business organically and potentially through strategic acquisitions or mergers.
     License Revenue. License revenue was $0.8 million for the three months ended June 30, 2007 compared to $0.5 million for the three months ended June 30, 2006, representing an increase of $0.3 million, or 66%. The increase was due to an increase in the number of customers and the number of licensing contracts entered into during the three months ended June 30, 2007.
     Professional Services Revenue. Professional services revenue was $1.6 million for the three months ended June 30, 2007 compared to $1.1 million for the three months ended June 30, 2006, representing an increase of $0.5 million, or 40%. The increase was primarily due to increased sales of optimization work as well as the timing of the services performed. We expect that professional services revenue will continue to increase in future periods.
     Advertising Revenue. Advertising revenue was $0.5 million for the three months ended June 30, 2007 compared to $0.6 million for the three months ended June 30, 2006, representing a decrease of $0.1 million, or 23%.
Cost of Revenues and Operating Expenses
     Cost of Revenues. Cost of revenues was $5.9 million for the three months ended June 30, 2007 compared to $4.7 million for the three months ended June 30, 2006, representing an increase of $1.2 million, or 24%. Our cost of revenues as a percentage of revenue was 30% for the three months ended June 30, 2007 compared to 31% for the three months ended June 30, 2006. The majority of the increase in absolute dollars resulted from an approximate $0.6 million increase in salaries, bonuses, and employee-related costs associated with the expansion of our professional services department, an increase in data center costs of $0.3 million, depreciation expense of $0.2 million associated with our larger balance of property and equipment, and training expenses of $0.2 million and travel and lodging expenses of $0.1 million. These increases were partially offset by a decrease in stock-based compensation expense of $0.3 million. We expect cost of revenues to increase in absolute dollars in future periods.
     Sales and Marketing Expenses. Sales and marketing expenses were $7.1 million for the three months ended June 30, 2007 compared to $7.0 million for the three months ended June 30, 2006, representing an increase of $0.1 million, or 2%. Advertising, trade shows and promotions expense increased by $0.4 million as we expanded our marketing efforts. Salaries, wages and related employee benefits and contract labor increased $0.1 million. The increase in sales and marketing personnel and a larger number of customers also contributed to higher travel, lodging, and employee event costs in the amount of approximately $0.1 million. These increases were partially offset by a decrease in stock-based compensation expense of $0.5 million. As our customer base grows and our company expands to meet the increased demands, we will continue to hire additional sales and customer retention personnel in future periods, and, as a result, we expect such expenses to increase in the future.
     Technology Development Expenses. Technology development expenses were $2.8 million for the three months ended June 30, 2007 compared to $3.3 million for the three months ended June 30, 2006, representing a decrease of $0.5 million, or 15%. The decrease was primarily due to a reduction in stock-based compensation expense of $0.3 million and a decrease in salaries, wages and related employee benefits of $0.2 million due to a reduction in the number of technology development personnel. We expect that technology development expenses will increase in future periods as we increase our investments in development and as the cost of internally developed software decreases. Our internally developed software amortization expense will increase as we amortize the cost related to completed projects.
     General and Administrative Expenses. General and administrative expenses were $3.7 million for the three months ended June 30, 2007 compared to $3.3 million for the three months ended June 30, 2006, representing an increase of $0.4 million, or 14%. Approximately $0.3 million of the increase was attributable to an increase in bad debt expense. Additionally, $0.2 million of the increase was attributable to salaries and wages and related employee benefits for general and administrative personnel and $0.1 million in professional fees for accounting and legal services. These increases were partially offset by a decrease in stock-based compensation expense of $0.1 million.
     Amortization of Intangibles. Amortization of intangibles expense was $0.6 million for the three months ended June 30, 2007 compared to $0.8 million for the three months ended June 30, 2006, representing a decrease of $0.2 million, or 24%. The $8.3 million of intangibles related to the acquisition of Avivo have estimated lives ranging from three to six years with a weighted-average estimated life of approximately five years. The $18.7 million of intangibles related to the merger with VS have estimated useful lives of three to ten years. Intangible asset amortization of acquired complete technology is included in cost of revenue and amortization of customer and maintenance contracts and trade name is included in operating expenses.
Other (Expense) Income
     Interest expense. Interest expense was $0.1 million for the three months ended June 30, 2007 compared to $0.5 million for the three months ended June 30, 2006, representing a decrease of $0.4 million, or 76%, compared to the prior year period. The decrease in interest expense resulted from the repayment of the $20.0 million in principal amount of senior notes during the first quarter of 2007 which were replaced by $5.0 million of initial borrowings under our secured credit facility. This resulted in a lower outstanding debt balance compared to the prior year. In addition, the effective interest rate on the senior notes was higher than the effective interest rate on the secured credit facility.
     Interest income. During the three months ended June 30, 2007, interest income of $0.1 million remained consistent as compared to the prior year period.
Benefit from Income Taxes
     The benefit from income taxes of $0.3 million for the three months ended June 30, 2007 decreased $1.5 million as compared to the benefit from income taxes of $1.8 million for the three months ended June 30, 2006. The decrease primarily related to the change in our net loss position. Our effective income tax rate for the three months ended June 30, 2007 was approximately 57% as compared to an effective rate of 43% during the same period in 2006. We did not have a valuation allowance on our deferred tax assets as of June 30, 2007. We were profitable from the fourth quarter of 2003 through the end of 2005 and began generating a net loss in 2006 primarily due to the stock-based compensation expense associated with the adoption of SFAS No. 123R and the intangible asset amortization expense related to our merger with VS. We believe that it is more likely than not that we will utilize our deferred tax assets in the near future; therefore, no valuation allowance has been recorded as of June 30, 2007. We will continue to monitor our financial results and the likelihood of utilizing our net operating loss carryforwards each quarter. In the second quarter of 2007, we recorded a benefit from income taxes based on our effective rate of approximately 57%. The statutory rate of approximately 40% was increased based on the permanent differences between book and tax amounts. The permanent differences consisted of the imputed interest associated with the senior notes, stock-based compensation expense for our foreign employees and meals and entertainment expense. We also liquidated two wholly-owned U.S. subsidiaries, resulting in a discrete tax provision expense due to the change in the state effective tax rate on their deferred items.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
Revenues
     Our total revenues were $40.2 million for the six months ended June 30, 2007 compared to $28.7 million for the six months ended June 30, 2006, representing an increase of $11.5 million, or 40%. Our results of operations for the six months ended June 30, 2006 included the results of operations of VS commencing on February 1, 2006, the date our merger with VS was consummated.
     Subscription, Hosting and Support Revenue. Subscription, hosting and support revenue was $33.2 million for the six months ended June 30, 2007 compared to $24.8 million for the six months ended June 30, 2006, representing an increase of $8.4 million, or 34%. An increase in the number of new customers for our services and the average deal size and lower attrition rates and the additional month of revenue from VS for the six months ended June 30, 2007 compared to June 30, 2006 contributed to this increase.
     License Revenue. License revenue was $2.6 million for the six months ended June 30, 2007 compared to $0.7 million for the six months ended June 30, 2006, representing an increase of $1.9 million, or 261%. The increase was due to an increase in the number of customers and the number of licensing contracts entered into during the six months ended June 30, 2007 as well as the additional month of VS revenue included for the six months ended June 30, 2007 compared to June 30, 2006.
     Professional Services Revenue. Professional services revenue was $3.4 million for the six months ended June 30, 2007 compared to $1.9 million for the six months ended June 30, 2006, representing an increase of $1.5 million, or 77%. The increase was primarily due to increased sales of optimization work.
     Advertising Revenue. Advertising revenue was $1.0 million for the six months ended June 30, 2007 compared to $1.3 million for the six months ended June 30, 2006, representing a decrease of $0.3 million, or 21%.
Cost of Revenues and Operating Expenses
     Cost of Revenues. Cost of revenues was $11.5 million for the six months ended June 30, 2007 compared to $8.4 million for the six months ended June 30, 2006, representing an increase of $3.1 million, or 38%. Our cost of revenues as a percentage of revenue remained constant at 29% for each of the six months ended June 30, 2007 and June 30, 2006. The majority of the increase in absolute dollars primarily resulted from an approximate $1.5 million increase in salaries, bonuses, and employee-related costs associated with the expansion of our professional services department. There was also an increase in data center costs of $0.5 million and depreciation expense of $0.5 million associated with our larger balance of property and equipment. The amortization of intangible assets increased $0.2 million due to the inclusion of VS for the full six months ended June 30, 2007. In addition, training and travel and lodging expenses each increased $0.2 million.
     Sales and Marketing Expenses. Sales and marketing expenses were $14.1 million for the six months ended June 30, 2007 compared to $12.9 million for the six months ended June 30, 2006, representing an increase of $1.2 million, or 9%. The increase came from the following: advertising, trade shows and promotions expense increased by $0.8 million as we rebranded, salaries, wages and related employee benefits increased $0.4 million; and contract labor increased $0.2 million as we expanded our marketing efforts. The increase in sales and marketing personnel and a larger number of customers also contributed to higher travel, lodging, and employee event costs in the amount of approximately $0.2 million. These increases were partially offset by a decrease in stock-based compensation expense of $0.6 million.
     Technology Development Expenses. Technology development expenses were $6.3 million for the six months ended June 30, 2007 compared to $6.0 million for the six months ended June 30, 2006, representing an increase of $0.3 million, or 5%. The increase was primarily due to the cost of expanding our development efforts, and increased headcount, salaries, wages and related employee benefits of $0.5 million. These increases were partially offset by a decrease in stock-based compensation expense of $0.3 million.
     General and Administrative Expenses. General and administrative expenses were $8.0 million for the six months ended June 30, 2007 compared to $6.0 million for the six months ended June 30, 2006, representing an increase of $2.0 million, or 33%. Approximately $0.9 million of the increase was due to professional fees for accounting and legal services. Approximately $0.4 million of the remaining increase was attributable to salaries and wages and related employee benefits for general and administrative personnel and $0.4 million of the increase related to an increase in bad debt expense.

     Amortization of Intangibles. Amortization of intangibles expense was $1.3 million for the six months ended June 30, 2007 compared to $1.6 million for the six months ended June 30, 2006, representing a decrease of $0.3 million, or 18%.
Other (Expense) Income
     Interest expense. Interest expense was $0.6 million for the six months ended June 30, 2007 compared to $0.8 million for the six months ended June 30, 2006, representing a decrease of $0.2 million, or 22%, compared to the prior year period. The decrease in interest expense resulted from the repayment of the $20.0 million in principal amount of senior notes during the first quarter of 2007 which were replaced by $5.0 million of initial borrowings under our secured credit facility. This resulted in a lower outstanding debt balance compared to the prior year. In addition, the effective interest rate on the senior notes was higher than the effective interest rate on the secured credit facility.
     Interest income. During the six months ended June 30, 2007, interest income increased $51,000, or 17%, compared to the prior year period. The increase was primarily due to higher cash, cash equivalent and investment balances as cash was used in the prior year period in connection with the VS merger.
Benefit from Income Taxes
     The benefit from income taxes of $0.6 million for the six months ended June 30, 2007 decreased $1.8 million as compared to the benefit from income taxes of $2.4 million for the six months ended June 30, 2006. The decrease primarily related to the change in our net loss position. Our effective income tax rate for the six months ended June 30, 2007 was approximately 47% as compared to an effective rate of 36% during the same period in 2006. We did not have a valuation allowance on our deferred tax assets as of June 30, 2007. We were profitable from the fourth quarter of 2003 through the end of 2005 and began generating a net loss in 2006 primarily due to the stock-based compensation expense associated with the adoption of SFAS No. 123R and the intangible asset amortization expense related to our merger with VS. We believe that it is more likely than not that we will utilize our deferred tax assets in the near future; therefore, no valuation allowance has been recorded as of June 30, 2007. We will continue to monitor our financial results and the likelihood of utilizing our net operating loss carryforwards each quarter. For the six months ended June 30, 2007, we recorded a benefit from income taxes based on our effective rate of approximately 47%. The statutory rate of approximately 40% was increased based on the permanent differences between book and tax amounts. The permanent differences consisted of the imputed interest associated with the senior notes, stock-based compensation expense for our foreign employees and meals and entertainment expense.
Liquidity and Capital Resources
Overview
     As of June 30, 2007, we had $12.0 million of cash and cash equivalents, $2.4 million in short-term investments and $1.7 million in working capital, as compared to $19.7 million of cash and cash equivalents, $5.6 million in short-term investments and $5.4 million in working capital deficit as of December 31, 2006. Our cash, cash equivalents and investments, combined with our positive cash flow from operating activities and available borrowings under the revolving credit facility we entered into in February 2007, are our principal sources of liquidity. We believe that our existing cash and short-term investments, anticipated cash flows from operations, and available borrowings under our credit facility will be sufficient to meet our operating and capital requirements through at least the next 12 months.
     Visual Sciences Technologies Merger. On February 1, 2006, we acquired VS in exchange for $22.0 million in cash, 568,512 shares of our common stock, warrants to purchase 1,082,923 shares of our common stock at an exercise price of $18.47 per share, and $20.0 million in aggregate principal amount of senior notes due August 1, 2007, subject to certain mandatory prepayment provisions. The warrants generally expired on August 1, 2007, with the exception of warrants to purchase an aggregate of 326,170 shares of our common stock held by certain of our executive officers which, pursuant to the terms of the warrants, will remain exercisable until such time as these executive officers are not restricted from acquiring securities under our insider trading policy. We also granted, pursuant to our existing equity incentive plan, 189,507 shares of restricted common stock to certain employees of VS, which became fully vested at the end of January 2007, and non-qualified stock options to purchase 350,000 shares of our common stock to certain employees of VS. As discussed below, in February 2007, we entered into a $15 million, two-year, senior secured revolving credit facility. We used $5.0 million of initial borrowings under this credit facility, together with cash-on-hand, to repay all of the senior notes we issued in connection with the VS merger.
     Credit Facility. In February 2007, we entered into a loan and security agreement with Silicon Valley Bank, which we refer to as the Credit Agreement, which provides for a $15.0 million senior secured revolving credit facility through February 2009. Amounts borrowed under the Credit Agreement bear interest at 0.25 percent less than the prime rate, or LIBOR plus 2.50 percent, as selected by us. All advances made under the Credit Agreement are guaranteed by our domestic subsidiaries and are secured by a first priority security interest in substantially all of our present and future personal property and the present and future personal property of certain of our domestic subsidiaries, other than intellectual property rights and the capital stock of foreign subsidiaries. Future advances under the revolving credit facility, if any, will be used by us for working capital and to fund our general business requirements.
     Under the Credit Agreement, we are subject to certain limitations including limitations on our ability to incur additional debt, sell assets, make certain investments or acquisitions, grant liens, pay dividends and enter into certain merger and consolidation transactions, among other restrictions. We are also required to maintain compliance with financial covenants which include a minimum consolidated adjusted quick ratio and a minimum level of earnings before stock-based compensation, asset impairments, income taxes and depreciation and amortization expense, less cash paid for capital expenditures.
     In the first quarter of 2007, we used $5.0 million of borrowings under this credit facility, together with cash-on-hand, to repay all of the senior notes we issued in connection with the VS merger. In the second quarter we repaid $1.0 million of such borrowings. We had $4.0 million of indebtedness outstanding under our senior credit facility as of June 30, 2007. The maturity date for the outstanding borrowings under the senior credit facility is February 22, 2009.
Cash Flows

	Six Months Ended
	June 30,
	2007	2006
Net cash provided by (used in):
Operating activities	$3,517	$3,214
Investing activities	931	(15,388)
Financing activities	(12,217)	856
Effect of exchange rate changes on cash	39	106

Net change in cash and cash equivalents	$(7,730)	$(11,212)

     Operating Activities
     Net cash provided by operating activities was $3.5 million and $3.2 million for the six months ended June 30, 2007 and 2006, respectively.
     During the six months ended June 30, 2007, net cash provided by operating activities consisted primarily of a net loss of $0.6 million offset by non-cash adjustments to reconcile net loss to net cash provided by operating activities of $4.7 million and $3.9 million for depreciation and amortization and stock-based compensation, respectively. Total changes in working capital decreased the net cash provided by operations due to increases in accounts receivable of $1.9 million and decreases in accounts payable and accrued liabilities of $1.8 million and deferred revenue of $0.8 million. These working capital changes were due primarily to the timing of billed revenue, collections and the delivery of service.
     During the six months ended June 30, 2006, net cash provided by operating activities consisted primarily of a net loss of $4.2 million offset by non-cash adjustments to reconcile net loss to net cash provided by operating activities of $4.0 million and $5.1 million for depreciation and amortization and stock-based compensation, respectively. Total changes in working capital decreased the net cash provided by operations due to increases in accounts receivable of $3.1 million, partially offset by an increase in deferred revenue of $2.5 million and a decrease of $0.6 million in prepaid and other assets. These working capital changes were due primarily to the timing of billed revenue, collections and the delivery of service.
     Investing Activities
     Net cash provided by investing activities was $0.9 million for the six months ended June 30, 2007 compared to net cash used in investing activities of $15.4 million for the six months ended June 30, 2006.
     During the six months ended June 30, 2007, we had sales and maturities of investments totaling $3.3 million, which was partially offset by purchases of property and equipment of $2.1 million and $0.2 million for the escrow payment to the selling shareholders of Avivo. The property and equipment purchased related mainly to servers, network infrastructure and computer equipment and leasehold improvements.

     During the six months ended June 30, 2006, we acquired VS which resulted in a net cash outflow of $20.2 million (including transaction expenses). The cash outflow related to the merger was partially offset by the net $6.8 million of sales and maturities of securities. The $2.0 million of property and equipment purchased in the six months ended June 30, 2006 related mainly to servers, network infrastructure and computer equipment and construction in progress.
     Financing Activities
     Net cash used by financing activities was $12.2 million for the six months ended June 30, 2007 compared to net cash provided by financing activities of $0.9 million for the six months ended June 30, 2006.
     During the six months ended June 30, 2007, we used $5.0 million of initial borrowings under the senior secured credit facility, together with cash-on-hand, to repay the $20 million aggregate principal amount of the senior notes we issued in connection with the VS merger. We also had a cash inflow of $2.9 million from stock option exercises.
     During the six months ended June 30, 2006, our cash provided by financing activities primarily consisted of stock option exercises.
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
Off-Balance Sheet Arrangements
     As of June 30, 2007 and for all periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     We are exposed to foreign currency exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign revenue has been primarily in Euros. Revenue from our subsidiaries located outside the United States was 16% and 13% for the three months ended June 30, 2007 and 2006, respectively, and 14% and 13% for the six months ended June 30, 2007 and 2006, respectively.
Interest Rate Sensitivity
     We had unrestricted cash, cash equivalents and short-term marketable securities totaling $14.3 million and $25.3 million at June 30, 2007 and December 31, 2006, respectively. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. Marketable securities were invested in certificates of deposit and mortgage backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.
     As of June 30, 2007, our outstanding floating rate indebtedness totaled $4.0 million. Changes in interest rates would not significantly affect the fair value of our outstanding indebtedness. As of June 30, 2007, the primary interest rate that we had selected under our senior secured credit agreement was LIBOR plus 2.50 percent. Assuming the outstanding balance under our senior secured credit agreement remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flows by approximately $40,000.
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
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.
     (b) Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On February 3, 2006, NetRatings, Inc., an internet media and market research company, filed a lawsuit against us in the United States District Court for the Southern District of New York. The suit alleges willful infringement of United States Patent Nos. 5,675,510, 6,108,637, 6,115,680, 6,138,155, and 6,763,386. In the complaint, NetRatings seeks a preliminary and permanent injunction, unspecified monetary damages (compensatory and enhanced) and recovery of its attorneys’ fees and costs. Our answer to the complaint, in which we denied the material allegations of the complaint, was filed on March 24, 2006. A Markman claim construction hearing was held on February 1, 2007. A final pre-trial conference for this case is now scheduled for December 7, 2007. No trial date is currently set for this case. Although there can be no assurance that an unfavorable outcome in this matter would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims made by NetRatings are without merit and intend to vigorously defend the action.
     On February 22, 2006, we filed a complaint in the United States District Court for the Southern District of California charging NetRatings with willful infringement of United States Patent No. 6,393,479. The complaint seeks a permanent injunction against continued infringement as well as monetary damages (compensatory and enhanced) and recovery of our attorneys’ fees and costs. On March 30, 2006, we filed a first amended complaint containing additional details regarding the NetRatings products accused of infringing the ‘479 patent. NetRatings answered our amended complaint on April 12, 2006, denying the material allegations of the amended complaint and asserting counterclaims for a declaration of non-infringement and invalidity/unenforceability of the ‘479 patent. On May 5, 2006, we replied to the counterclaims, denying their material allegations. The court issued its Markman claim construction order on July 10, 2007. A pre-trial conference for this case is now scheduled for March 17, 2008. No trial date is currently set for this case. Given the nature of patent litigation, at the present time we are unable to quantify the amount of remuneration we will ultimately seek in this proceeding or the likelihood of recovering any portion of such remuneration once quantified.
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
     We anticipate that web analytics services and support will continue to represent a substantial majority of our total revenues. Our future success will depend, in part, on our ability to further enhance our web analytics services to meet client needs, to add functionality and to address technological advancements. Our future success will also be dependent upon our ability to attract new web analytics customers and to convince existing web analytics customers to renew their subscription agreements with us and to purchase web analytics services from us. In order to expand or to maintain our web analytics business, we may need to make significant investments in additional sales, marketing and other resources, which may not generate any additional revenues. We have experienced significant competition from other providers of web analytics services, and we cannot assure you that we will be able to continue to enhance our web analytics technology, expand our business or remain competitive in this market, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
We have engaged an investment banking firm to assist us in evaluating a potential strategic transaction; material adverse impacts on our business, results of operations and the trading price of our common stock price could result from this process, or from our termination of the process without entering into a successful strategic transaction.
     On July 12, 2007, we announced that we had retained Goldman, Sachs & Co., an investment banking firm, to assist us in evaluating a potential strategic transaction with interested parties. This evaluation process may require significant management attention that would otherwise be available for the development of our business and also may divert financial and other resources and disrupt our ongoing business. For example, the process may be a distraction for our employees, some of whom could lose their focus or pursue other employment opportunities. Our competitors also may seek to use the evaluation process to disrupt our sales and business development efforts with existing and potential customers. Any of these factors could adversely impact our business and results of operations. In addition, we cannot assure you that this evaluation process will lead to a successful transaction, or that the consideration to be received by stockholders as a result of any strategic transaction into which we may enter will meet or exceed the recent trading prices of our common stock or the expectations of analysts that follow the company’s stock. If we were to terminate the evaluation process without entering into a successful strategic transaction, such termination could have a material adverse effect on our business, results of operations and the trading price of our common stock.
Our indebtedness could adversely affect our financial health.
     In February 2007, we entered into a $15.0 million two-year, senior secured revolving credit facility. We used $5.0 million of initial borrowings under this credit facility, together with cash-on-hand, to repay all of the senior notes we issued in connection with the VS merger. As of June 30, 2007, we had $4.0 million in aggregate principal amount outstanding under our senior secured revolving credit facility.
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
     We completed our acquisition of Avivo and our merger with VS on May 4, 2005 and February 1, 2006, respectively. However, we cannot assure you that we will realize the anticipated benefits of these business combinations. The market price of our common stock may decline as a result of our business combinations with Avivo or VS for a variety of reasons, including, among others, the following:
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
     Although we had generated net income in 2005, we incurred net losses of $0.6 million for the six months ended June 30, 2007 and $7.7 million for the year ended December 31, 2006, primarily due to the stock-based compensation expense associated with the adoption of SFAS No. 123R and the intangible asset amortization expense related to our merger with VS. We may not be able to regain our profitability in the future. We expect that our expenses relating to the sales of our services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our networks, will increase in the future. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which could adversely affect our operating results and profitability.
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
     Although we have errors and omissions insurance with coverage limits of up to $5.0 million, this coverage may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, we cannot assure you that this policy will cover any claim against us for loss of data or other indirect or consequential damages and defending a suit, regardless of its merit, could be costly and divert management’s attention.
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
     Due to our limited experience in offering analytics applications other than web analytics, our evolving business model and the unpredictability of our emerging industry, we may not be able to accurately forecast our rate of growth. In addition, we may experience significant fluctuations in our operating results for other reasons such as:
•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the timing and amount of license revenue we generate;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or payment terms or those of our competitors;

•	concerns relating to the security of our networks and systems;

•	the rate of success of our domestic and international expansion;

•	our ability to hire and retain key executives as well as technical and sales and marketing personnel;

•	our ability to expand our operations and the amount and timing of expenditures related to this expansion;

•	limitations in the scalability of our networks and systems;

•	costs related to the integration of Avivo and VS with our business and the development or acquisition of other technologies, products or businesses;

•	costs related to the process we are undertaking with an investment banking firm to evaluate a potential strategic transaction; and

•	general economic, industry and market conditions.
     These factors tend to make the timing and amount of revenue and operating costs unpredictable and may lead to greater period-to-period fluctuations in revenue and operating costs than we have experienced historically.
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
     All of our servers and our customers’ data are located at three, third-party co-location facilities: one in San Diego, California, operated by Level 3 Communications, LLC, which we use primarily for our HBX web analytics services; one in San Jose, California, operated by Equinix Operating Co., Inc., which we use primarily for our site search and web content management services; and one in Ashburn, Virginia also operated by Equinix, which we use primarily for our Visual Site web analytics services and other analytics offerings. Our agreement with Level 3 expires in September 2007 and Level 3 has the right to terminate the agreement if (i) we fail to pay any amounts past due within ten days after written notice or (ii) we fail to observe or perform any other material term of the agreement and such failure continues for 30 days after written notice to us by Level 3. In addition, Level 3 may terminate our rights to use the co-location space and receive co-location services under certain circumstances. Our agreement with Equinix for the San Jose facility expires in April 2008 but is subject to automatic one-year renewals unless either party provides notice of non-renewal to the other party at least 45 days prior to the end of the then-applicable term. Our agreement with Equinix for the Ashburn facility expires in November 2007 but is subject to automatic one-year renewals unless either party provides notice of non-renewal to the other party at least 90 days prior to the end of the then-applicable term. In addition, Equinix has the right to terminate an agreement with us if (i) we fail to pay any amounts past due within ten days after written notice, (ii) we liquidate, become insolvent or cease doing business or (iii) we breach any other material term of the applicable agreement and such failure continues for 30 days after written notice to us by Equinix.

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
     The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. For example, we, along with several of our competitors with technology similar to ours, are currently involved in patent litigation with NetRatings. NetRatings filed a patent infringement lawsuit against us in February 2006 in New York federal court, and we have filed a similar patent infringement lawsuit against NetRatings in federal court in San Diego. For more information about these lawsuits, please see “Item 1. Legal Proceedings” above. We, and certain of our customers, have in the past received correspondence from third parties alleging that certain of our services or customers’ use of our services violates such third parties’ patent rights. For example, we are aware that four of our customers have received letters from third parties alleging, among other things, that such customers’ online activities, including the use of our services, infringe patent rights held by these third parties. Some of these customers have requested that we indemnify them against these allegations, and one customer recently filed a lawsuit against us alleging that we were obligated to indemnify them in connection with their settlement of such claim. Other customers may receive similar allegations of infringement and make similar requests for indemnification under our service agreements with them or these third parties may make claims directly against us. If a third party successfully asserts a claim that we or our customers are infringing their proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all. As currently pending patent applications are not publicly available, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties. We expect that the number of infringement claims in our market will increase as the number of services and competitors in our industry grows. These claims, whether or not successful, could:
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
     Jeffrey W. Lunsford, who had served as our president and chief executive officer since April 2003, resigned in November 2006 to become chief executive officer of another company. James W. MacIntyre, IV, who previously served as the chief executive officer of VS, was appointed as our president and chief executive officer effective as of November 20, 2006. Any disruptions that result from the transition of chief executive leadership from Mr. Lunsford to Mr. MacIntyre could adversely affect our business.
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
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123R. This statement is a revision of SFAS No. 123, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R required that we change the way we account for share-based payments, including employee stock options. We previously accounted for stock-based awards to employees in accordance with APB No. 25. Under our previous accounting policy, we recorded stock-based compensation based on the difference between the exercise price of the stock option and the fair market value at the time of grant. To arrive at the fair value for each option grant, SFAS No. 123R requires the use of an option pricing model to evaluate our stock by factoring in additional variables such as expected life of the option, risk-free interest rate, expected volatility of the stock and expected dividend yield. We adopted SFAS No. 123R effective as of January 1, 2006.
Our net operating loss carryforwards may expire unutilized, which could prevent us from offsetting future taxable income.
     Changes in ownership have occurred that have triggered the limitations of Section 382 of the Internal Revenue Code on our net operating loss carryforwards. As a result of the Section 382 limitations, we can only utilize a portion of the net operating loss carryforwards generated prior to the ownership changes to offset future taxable income generated in U.S. federal and state jurisdictions.
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
     We periodically assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that it is more-likely-than-not that our net deferred tax assets will ultimately be recovered and, accordingly, no valuation allowance on such assets was recorded as of June 30, 2007 or December 31, 2006.
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
     Changes in web browsers may also encourage users to block our cookies. Microsoft, for example, frequently modifies its Internet Explorer web browser. Certain modifications by Microsoft or other providers of web browsers could substantially impair our ability to use cookies for data collection purposes. If that happens and we are unable to adapt our technology and practices adequately in response to changes in web browser technology, then the value of our services would be substantially impaired. Additionally, other technologies could be developed that impede the operation of our services. These developments could prevent us from providing our services to our customers or reduce the value of our services.
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
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in October 2004, and an active trading market may be difficult to sustain. We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for our common stock and for securities of technology companies in general have been highly volatile and may continue to be highly volatile in the future. The trading price of our common stock may fluctuate substantially as a result of one or more of the following factors:
•	variations in our operating results;

•	the process we are undertaking with an investment banking firm to evaluate potential strategic transactions, including the outcome of such process;

•	announcements of technological innovations, new services or service enhancements or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	sales of our common stock, including sales by officers, directors and funds affiliated with them;

•	fluctuations in stock market prices and trading volumes of similar companies or of the securities markets generally;

•	market conditions in our industry, the industries of our customers and the economy as a whole; or

•	economic and political factors, including wars, terrorism and political unrest.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our Annual Meeting of Stockholders on May 7, 2007 at our headquarters in San Diego, California. Stockholders of record at the close of business on March 30, 2007 were entitled to notice of and to vote in person or by proxy at the annual meeting. As of the record date there were 20,298,363 shares of common stock outstanding and entitled to vote. At the annual meeting, the stockholders of the company voted on the election of three directors to hold office until the 2010 Annual Meeting of Stockholders and the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. At the annual meeting, each of the three directors nominated by management was elected and the ratification of the appointment of PricewaterhouseCoopers LLP for fiscal 2007 was approved. Details of the votes cast at the meeting are set forth below, including the number of votes for, the number of votes against and withheld, the number of abstentions and the number of broker non-votes, as applicable:
     1. To elect three directors to serve until the 2010 Annual Meeting of Stockholders and until their successors are duly elected and qualified:

		Votes Against
	For Election	or Withheld
Anil Arora	15,682,543	412,601
James R. Glynn	15,970,112	125,032
Jeffrey W. Lunsford	15,894,042	201,102
     In addition to the election of Messrs. Arora, Glynn and Lunsford, whose term of office expires at the 2010 Annual Meeting of Stockholders, the following directors who were not elected at the annual meeting have continuing terms of office as specified below:

Year of Annual Meeting
Name of Director	at Which Term Expires
Kurt R. Jaggers	2008
Douglas S. Lindroth	2008
James S. Mahan, III	2008
Charles J. Fitzgerald	2009
William H. Harris, Jr.	2009
James W. MacIntyre, IV	2009
     2. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2007.

	Votes Against
Votes For	or Withheld	Abstentions	Broker Non-votes
16,075,800	19,044	300	—
     No other matters were voted on at the 2007 Annual Meeting of Stockholders.

Item 6. Exhibits

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger dated as of February 8, 2005 by and among the Registrant, WSSI Acquisition Company, Avivo Corporation and Charles M. Linehan, as the Holder Representative.

2.2(2)	Agreement and Plan of Merger dated as of February 1, 2006 by and among the Registrant, VS Acquisition, LLC, Visual Sciences, LLC and Ned Scherer, as the Holder Representative.

3.1(3)	Amended and Restated Certificate of Incorporation.

3.2(4)	Certificate of Ownership as filed with the Secretary of State of the State of Delaware on May 9, 2007

3.3(3)	Amended and Restated Bylaws.

3.4(5)	First Amendment to Amended and Restated Bylaws.

4.1	Form of Common Stock Certificate.

4.2(2)	Second Amended and Restated Registration Rights Agreement dated as of February 1, 2006 by and among the Registrant and certain investors set forth therein.

4.3(6)	Warrant to Purchase Common Stock dated as of November 21, 2005 and issued by the Registrant in favor of Starsoft Development Labs, Inc.

4.4(2)	Form of Warrant to Purchase Common Stock dated as of February 1, 2006 and issued by the Registrant in favor of the former holders of units of membership interest in Visual Sciences, LLC.

10.1+	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2004 Equity Incentive Award Plan.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 10, 2005.

(2)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 7, 2006.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 333-115916) filed with the Securities and Exchange Commission on May 27, 2004.

(4)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 9, 2007.

(5)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 4, 2006.

(6)	Incorporated by reference to the Annual Report on Form 10-K of the Registrant filed with the Securities and Exchange Commission on March 16, 2006.

+	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Visual Sciences, Inc. (formerly known as WebSideStory, Inc.), whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 3, 2007

/s/ JAMES W. MACINTYRE, IV
James W. MacIntyre, IV
Chief Executive Officer and President (Duly Authorized Officer and Principal Executive Officer)

/s/ CLAIRE LONG
Claire Long
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger dated as of February 8, 2005 by and among the Registrant, WSSI Acquisition Company, Avivo Corporation and Charles M. Linehan, as the Holder Representative.

2.2(2)	Agreement and Plan of Merger dated as of February 1, 2006 by and among the Registrant, VS Acquisition, LLC, Visual Sciences, LLC and Ned Scherer, as the Holder Representative.

3.1(3)	Amended and Restated Certificate of Incorporation.

3.2(4)	Certificate of Ownership as filed with the Secretary of State of the State of Delaware on May 9, 2007

3.3(3)	Amended and Restated Bylaws.

3.4(5)	First Amendment to Amended and Restated Bylaws.

4.1	Form of Common Stock Certificate.

4.2(2)	Second Amended and Restated Registration Rights Agreement dated as of February 1, 2006 by and among the Registrant and certain investors set forth therein.

4.3(6)	Warrant to Purchase Common Stock dated as of November 21, 2005 and issued by the Registrant in favor of Starsoft Development Labs, Inc.

4.4(2)	Form of Warrant to Purchase Common Stock dated as of February 1, 2006 and issued by the Registrant in favor of the former holders of units of membership interest in Visual Sciences, LLC.

10.1+	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2004 Equity Incentive Award Plan.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 10, 2005.

(2)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 7, 2006.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 333-115916) filed with the Securities and Exchange Commission on May 27, 2004.

(4)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 9, 2007.

(5)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 4, 2006.

(6)	Incorporated by reference to the Annual Report on Form 10-K of the Registrant filed with the Securities and Exchange Commission on March 16, 2006.

+	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Visual Sciences, Inc. (formerly known as WebSideStory, Inc.), whether made before or after the date hereof, regardless of any general incorporation language in such filing.