Form 10-Q
period 2007-09-30
VISUAL SCIENCES, INC.
filed 2007-11-08
CIK 1091158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 2, 2007 was 20,973,082

VISUAL SCIENCES, INC.
(FORMERLY KNOWN AS WEBSIDESTORY, INC.)
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2007

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	31

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	32
Item 1A. Risk Factors	33
Item 6. Exhibits	49
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VISUAL SCIENCES, INC.
(FORMERLY KNOWN AS WEBSIDESTORY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$12,714	$19,713
Investments	1,795	5,606
Accounts receivable, net	19,076	15,654
Deferred tax assets	749	708
Prepaid expenses and other current assets	3,030	3,943

Total current assets	37,364	45,624

Property and equipment, net	8,348	6,562
Goodwill	59,001	49,380
Intangible assets, net	22,640	19,732
Deferred tax assets	14,614	14,956
Other assets	1,029	1,314

	$142,996	$137,568

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,746	$987
Accrued liabilities	9,600	9,327
Deferred revenue	20,415	20,924
Capital lease short-term	25	38
Revolving credit facility	4,000	—
Current maturities of notes payable	—	19,708

Total current liabilities	35,786	50,984

Capital lease long-term	31	50
Other liabilities	5,961	781

Total liabilities	41,778	51,815

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 20,937,210 and 19,238,781 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	21	19
Additional paid-in capital	155,220	137,862
Unearned stock-based compensation	—	(22)
Accumulated other comprehensive income	377	219
Accumulated deficit	(54,400)	(52,325)

Total stockholders’ equity	101,218	85,753

	$142,996	$137,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISUAL SCIENCES, INC.
(FORMERLY KNOWN AS WEBSIDESTORY, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Subscription, hosting and support	$16,609	$13,877	$49,811	$38,700
License	1,867	1,332	4,498	2,027
Professional services	1,579	1,681	4,940	3,575
Advertising	366	557	1,377	1,834

Total revenues	20,421	17,447	60,626	46,136

Cost of revenues
Cost of revenue	5,618	4,287	15,715	11,445
Amortization of intangible assets	762	715	2,192	1,931

Total cost of revenues	6,380	5,002	17,907	13,376

Gross profit	14,041	12,445	42,719	32,760

Operating expenses
Sales and marketing	6,507	6,852	20,563	19,738
Technology development	2,624	3,384	8,952	9,403
General and administrative	5,576	4,014	13,534	9,997
Amortization of intangible assets	634	830	1,902	2,372

Total operating expenses	15,341	15,080	44,951	41,510

Loss from operations	(1,300)	(2,635)	(2,232)	(8,750)

Interest expense	(152)	(505)	(754)	(1,274)
Interest income	115	161	459	454
Other expense	(56)	2	(51)	2

Loss before income taxes	(1,393)	(2,977)	(2,578)	(9,568)

Benefit from income taxes	(362)	(1,150)	(921)	(3,554)

Loss before cumulative effect of change in accounting principle	(1,031)	(1,827)	(1,657)	(6,014)

Cumulative effect of change in accounting principle (net of tax)	—	—	—	13

Net loss	$(1,031)	$(1,827)	$(1,657)	$(6,001)

Basic net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.05)	$(0.10)	$(0.08)	$(0.32)
Cumulative effect of change in accounting principle	—	—	—	—

Basic net loss per share	$(0.05)	$(0.10)	$(0.08)	$(0.32)

Diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.05)	$(0.10)	$(0.08)	$(0.32)
Cumulative effect of change in accounting principle	—	—	—	—

Diluted net loss per share	$(0.05)	$(0.10)	$(0.08)	$(0.32)

Shares used in per share calculations:
Basic	20,640,749	18,737,879	20,164,797	18,540,356

Diluted	20,640,749	18,737,879	20,164,797	18,540,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISUAL SCIENCES, INC.
(FORMERLY KNOWN AS WEBSIDESTORY, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(1,657)	$(6,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,279	6,457
Debt discount amortization	338	692
Bad debt provision	627	116
Stock-based compensation	5,818	8,073
Loss on sale of securities	—	35
Gain on sale of property and equipment	—	(2)
Windfall tax benefits from stock options exercised	(1,044)	(339)
Deferred income taxes	(921)	(3,554)
Cumulative effect of change in accounting principle	—	(13)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(3,838)	(4,671)
Prepaid expenses and other assets	632	984
Accounts payable and accrued liabilities	(957)	2,373
Deferred revenue	(771)	3,382
Other liabilities	244	409

Net cash provided by operating activities	5,750	7,941

Cash flows from investing activities
Purchase of investments	—	(3,677)
Sales of investments	1,003	7,077
Maturities of investments	2,850	2,328
Purchase of property and equipment	(4,448)	(3,809)
Proceeds from sale of property and equipment	—	35
Issuance of note receivable	—	(42)
Changes in restricted cash	—	(442)
Acquisition of patent licenses	(1,111)	—
Acquisition, net of cash acquired	(202)	(20,630)

Net cash used in investing activities	(1,908)	(19,160)

Cash flows from financing activities
Exercise of stock options	3,968	957
Windfall tax benefits from stock options exercised	1,044	339
Payments on capital lease	(32)	(66)
Proceeds from revolving credit facility	5,000	—
Payments on notes payable and revolving credit facility	(21,000)	—

Net cash (used in) provided by financing activities	(11,020)	1,230

Effect of exchange rate changes on cash	179	71

Net decrease in cash and cash equivalents	(6,999)	(9,918)

Cash and cash equivalents at beginning of period	19,713	19,968

Cash and cash equivalents at end of period	$12,714	$10,050

VISUAL SCIENCES, INC.
(FORMERLY KNOWN AS WEBSIDESTORY, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Supplementary disclosure of non-cash investing and financing activities:
Business combination with Visual Sciences Technologies, LLC
Cash paid for business combination, net of cash acquired	$—	$20,186
Fair value of debt issued in business combination	—	18,740
Fair value of warrants issued in business combination	—	6,358
Fair value of common stock issued in business combination	7,362	—
Liabilities assumed in business combination	356	3,521

Total fair value of assets acquired in business combination	$7,718	$48,805

Business combination with Atomz
Cash paid for business combination, net of cash acquired	$—	$444
Fair value of common stock issued in business combination	—	3,418

Total fair value of assets acquired in business combination	$—	$3,862

Non-cash acquisition of patent licenses	$5,889	$—

Non-cash purchases of property and equipment	$664	$—

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
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of Visual Sciences, Inc. and its wholly owned subsidiaries. The results of operations for the nine months ended September 30, 2006 include the results of operations of Visual Sciences Technologies, LLC (formerly known as Visual Sciences, LLC) (“VS”) commencing on February 1, 2006, the date of the Company’s merger with VS. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
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
     During the nine months ended September 30, 2007, the Company recorded adjustments to correct for revenue recognition which resulted in a cumulative $235,000 increase in revenue. Of this amount, $203,000 related to 2006, and the remaining $32,000 related to prior periods. Management concluded that no period was materially misstated; accordingly, these adjustments have been recorded in the nine months ended September 30, 2007.
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
Internal-use Software and Website Development Costs
     The Company capitalizes qualifying software and website development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF 00-02, Accounting for Website Development Costs. These costs are incurred during the application development stage, and amortized over their estimated useful lives ranging from two to three years. The Company capitalized $28,000 and $0 during the three months ended September 30, 2007 and 2006, respectively. The Company capitalized $142,000 and $361,000 during the nine months ended September 30, 2007 and 2006, respectively. Net capitalized software and website development costs of $0.9 million and $1.2 million as of September 30, 2007 and December 31, 2006, respectively, are included in other assets in the accompanying condensed consolidated balance sheets. Amortization expense totaled $146,000 and $152,000 during the three months ended September 30, 2007 and 2006, respectively, and $426,000 and $338,000 during the nine months ended September 30, 2007 and 2006, respectively.
Software Development Costs
     Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, until the product is available for general release. The Company has not capitalized any software development costs because technological feasibility has not been established for software being developed through the nine months ended September 30, 2007.

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
     The Company’s accounts receivable and revenue are derived from a large number of customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. At September 30, 2007 and December 31, 2006, the allowance for doubtful accounts was $1.1 million and $0.6 million, respectively.
     Substantially all of the Company’s advertising revenue for the three and nine months ended September 30, 2007 and 2006 was derived from one customer. Advertising revenue from that one customer accounted for approximately 2% and 3% of consolidated revenue for the three months ended September 30, 2007 and 2006, respectively, and approximately 2% and 4% of consolidated revenue for the nine months ended September 30, 2007 and 2006, respectively. The Company had no amounts due from a single customer that accounted for more than 10% of accounts receivable as of September 30, 2007 and December 31, 2006. The Company had no revenue generated from a single customer that accounted for more than 10% of revenue for the three and nine months ended September 30, 2007 or 2006.
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
     The following table presents the stock-based compensation expense included in the Company’s cost of revenues, sales and marketing, technology development, and general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of revenues	$305	$601	$1,071	$1,576
Sales and marketing	590	1,000	1,753	2,760
Technology development	381	676	1,185	1,919
General and administrative	649	666	1,809	1,818

Stock-based compensation expense	$1,925	$2,943	$5,818	$8,073

Restricted Stock Awards
     During the third quarter of 2007, the Company granted 18,750 shares of restricted common stock to members of the Company’s board of directors. The shares of restricted common stock were granted pursuant to the 2004 Equity Incentive Award Plan and the restrictions applicable to such shares lapse on August 1, 2008. The Company has recorded $0.5 million and $0.6 million of compensation expense related to all of its restricted stock awards for the three and nine months ended September 30, 2007, in accordance with SFAS No. 123R. As of September 30, 2007, there was approximately $2.8 million of total unrecognized compensation expense related to the restricted stock awards, which is expected to be recognized over a weighted-average period of 2.1 years.
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
     The Company has excluded outstanding stock options, warrants and unvested common stock subject to repurchase from the calculation of diluted net loss per share for the three and nine months ended September 30, 2007 and 2006 because such securities were anti-dilutive for those periods as the Company was in a net loss position. The total number of potential common shares excluded from the calculation of diluted net loss per share was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Potential shares excluded from diluted net loss per share:
Unvested common stock	33,933	90,870	26,729	41,160
Options and warrants	510,660	739,373	442,546	880,082

	544,593	830,243	469,275	921,242

     In addition, restricted common stock and employee stock options to purchase 852,999 and 1,807,557 shares of common stock during the three months ended September 30, 2007 and 2006, respectively, and 2,250,660 and 1,424,797 shares of common stock during the nine months ended September 30, 2007 and 2006, respectively, were outstanding but not included in the computation of diluted net loss per share, because the option or share price was greater than the average market price of the common stock, and therefore, the effect on diluted net loss per share would have been anti-dilutive.
Income Taxes
     The Company calculates its interim tax provision in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting, and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN No. 18”). At the end of each interim period, the Company estimates the annual effective tax rate and applies that to its ordinary quarterly earnings. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of future income tax assets is dependent upon the generation of sufficient future taxable income during the period in which the deferred tax assets are recoverable. The realization of the deferred tax asset relating to stock compensation expense is dependent on the Company’s stock price exceeding the exercise price of the related stock options at the time of exercise. Management assesses the likelihood that the deferred tax assets will be recovered from future taxable income and whether a valuation allowance is required to reflect any uncertainty. Management has determined that no such valuation allowance was necessary as of September 30, 2007. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Tax rate changes are reflected in the computation of the income tax provision during the period such changes are enacted. In connection with the Company’s initial public offering, the Company triggered a change in ownership under tax regulations resulting in annual limitations on the amount of the historical net operating losses that can be utilized to offset future taxable income.
     The Company’s effective income tax rate for the nine months ended September 30, 2007 was approximately 36% as compared to an effective rate of 37% during the same period in 2006. The decrease in the effective tax rate for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily due to the Company’s net loss position for the year and permanent differences between book and tax amounts. The permanent differences consisted of the imputed interest associated with the senior notes, stock-based compensation expense for our foreign employees and meals and entertainment expense.
     The Company has not provided applicable U.S. income and foreign withholding taxes on undistributed earnings from foreign subsidiaries at September 30, 2007 or December 31, 2006, since they are expected to be reinvested indefinitely outside the U.S. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to various foreign countries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability that might be payable if those earnings were eventually repatriated.
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
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value in accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined if it will adopt the fair value reporting for financial assets and liabilities.
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
     The total amount assigned to goodwill is deductible for tax purposes. The amortization periods for the acquired intangible assets are as follows:
•	completed technology of $12.8 million: 5 years

•	customer relationships of $3.9 million: 5 years

•	maintenance contracts of $1.7 million: 10 years

•	trade name of $0.3 million: 3 years
     The merger with VS closed on February 1, 2006. The Company’s results of operations for the nine months ended September 30, 2006 include the results of operations of VS beginning February 1, 2006. The following table summarizes unaudited pro forma operating results for the nine months ended September 30, 2006 as if the Company had completed the merger as of the beginning of the period presented (in thousands, except per share data):

Nine Months Ended
September 30,
2006
Revenues	$46,938
Loss before cumulative effect of change in accounting principle	(6,039)
Net loss	(6,026)
Loss per share — basic and diluted	(0.33)

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
     The Company recorded imputed interest on the senior notes based on an effective interest rate of 9.5%. The discount of $1.3 million was being amortized, using the effective interest method, over the period ending April 1, 2007, which was the date on which the senior notes became payable upon demand. Total discount amortization of $0 and $0.3 million was recorded as interest expense during the three months ended September 30, 2007 and 2006, respectively. Total discount amortization of $0.3 million and $0.7 million was recorded as interest expense during the nine months ended September 30, 2007 and 2006, respectively. Interest expense on the senior notes, inclusive of discount amortization, totaled $0 and $0.5 million during the three months ended September 30, 2007 and 2006, respectively, and $0.4 million and $1.2 million during the nine months ended September 30, 2007 and 2006, respectively.
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
     Under the Credit Agreement, the Company is subject to certain limitations including limitations on its ability to incur additional debt, sell assets, make certain investments or acquisitions, grant liens, pay dividends and enter into certain merger and consolidation transactions, among other restrictions. The Company is also required to maintain compliance with financial covenants which include a minimum consolidated adjusted quick ratio and a minimum level of earnings before stock-based compensation, asset impairments, income taxes and depreciation and amortization expense, less cash paid for capital expenditures. As a result of the expense recorded in connection with the settlement of the Company’s patent litigation with NetRatings in August 2007, the Company was not in compliance with the minimum level of earnings covenant at September 30, 2007. The Company requested and obtained a waiver of such non-compliance from Silicon Valley Bank.
     During the first quarter of 2007, the Company used $5.0 million of initial borrowings under this credit facility together with cash-on-hand, to repay all of the senior notes it had issued in connection with its merger with VS. As of September 30, 2007, the Company had $4.0 million of outstanding borrowings under this credit facility. The maturity date for outstanding borrowings under the Credit Agreement is February 22, 2009. The Company is recording interest on the outstanding borrowings at approximately 8.0%, which was 0.25 percent less than the prime rate, as selected by the Company. Interest expense under the credit facility totaled $90,000 and $213,000 for the three and nine months ended September 30, 2007, respectively.
5. Composition of Certain Balance Sheet Captions
Investments
     Short-term investments, which are classified as available-for-sale, consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Certificates of deposit	$—	$767
Auction rate securities	—	1,000
Mortgage backed securities	1,795	3,839

	$1,795	$5,606

Property and Equipment
     The following table sets forth the components of property and equipment (in thousands):

	September 30,	December 31,
	2007	2006
Computers and office equipment	$15,680	$11,603
Furniture and fixtures	1,709	1,288
Leasehold improvements	945	870

	18,334	13,761
Accumulated depreciation and amortization	(9,986)	(7,199)

	$8,348	$6,562

     Total depreciation expense was $1.0 million and $0.7 million for the three months ended September 30, 2007 and 2006, respectively, and $2.8 million and $1.8 million for the nine months ended September 30, 2007 and 2006, respectively.
     The Company leases certain computer and office equipment under capital leases. As of September 30, 2007 and December 31, 2006, $121,000 of such equipment was included in property and equipment. Accumulated amortization relating to this equipment totaled $69,000 and $50,000 at September 30, 2007 and December 31, 2006, respectively.
Goodwill and Intangible Assets
     The change in the carrying amount of goodwill for the nine months ended September 30, 2007 was as follows (in thousands):

Goodwill
Balance as of December 31, 2006	$49,380
Avivo net purchase price adjustments	1,903
Visual Sciences Technologies net purchase price adjustments	7,718

Balance as of September 30, 2007	$59,001

     The following table sets forth the components of intangible assets, net (in thousands):

	September 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Customer relationships	$11,240	$(5,669)	$5,571	$11,240	$(3,985)	$7,255
Maintenance contracts	1,670	(398)	1,272	1,670	(263)	1,407
Acquired complete technology	13,690	(4,993)	8,697	13,690	(2,849)	10,841
Trade name	330	(183)	147	330	(101)	229
Patent licenses	7,000	(47)	6,953	—	—	—

	$33,930	$(11,290)	$22,640	$26,930	$(7,198)	$19,732

     Patent licenses represent the estimated value of licenses obtained from NetRatings, Inc. (See Note 9). The amount recorded in intangible assets, net, represents the estimated future benefit the Company expects to obtain from licenses granted under the NetRatings settlement agreement. The Company is amortizing the patent licenses to cost of revenues through 2017 based on the pattern in which the economic benefit is consumed.
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
     Total amortization expense was $1.4 million and $1.5 million for the three months ended September 30, 2007 and 2006, respectively, and $4.1 million and $4.3 million for the nine months ended September 30, 2007 and 2006, respectively. Future amortization expense for the remainder of 2007, 2008, 2009, 2010, 2011 and thereafter is expected to be $1.5 million, $5.4 million, $5.0 million, $4.9 million, $1.4 million and $4.4 million, respectively, excluding any incremental expense that could result if the Company consummates future acquisitions.
Accrued Liabilities and Other Liabilities
     The following table sets forth the components of accrued liabilities (in thousands):

	September 30,	December 31,
	2007	2006
Accrued bonuses and commissions	$3,089	$3,318
Accrued payroll and vacation	837	1,094
Accrued accounting and legal services	1,201	1,177
Accrued interest	33	730
Accrued sales and income taxes	970	1,011
Accrued tenant improvements	—	573
Accrued patent and license settlement costs	1,442	—
Other accrued expenses	2,028	1,424

	$9,600	$9,327

     The following table sets forth the components of other liabilities (in thousands):

	September 30,	December 31,
	2007	2006
FIN 48 tax liability	$652	$—
Deferred rent	769	729
Accrued patent and license settlement costs	4,492	—
Other	48	52

	$5,961	$781

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
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recorded unrecognized tax benefits of $723,000 which was included in other liabilities in the condensed consolidated balance sheet. If recognized, $417,000 would effect the Company’s effective tax rate. The cumulative effect of adopting FIN No. 48 resulted in an increase to the January 1, 2007 balance of accumulated deficit of $417,000.
     During the third quarter of 2007, unrecognized tax benefits were reduced by $124,000 with no effect on the Company’s effective tax rate. Additionally, unrecognized tax benefits were increased by $25,000 due to foreign exchange rate fluctuations. Accrued interest was increased by $6,000. The Company does not anticipate any material increase or decrease in its unrecognized tax benefits will occur within the next twelve months
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Upon adoption of FIN No. 48 on January 1, 2007, the Company recorded interest expense on unrecognized tax benefits of $43,000. As of September 30, 2007, the Company has accrued $28,000 of additional interest expense related to unrecognized tax benefits.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(1,031)	$(1,827)	$(1,657)	$(6,001)
Other comprehensive income, net of tax
Unrealized gain on available-for-sale securities	16	64	74	75
Reclassification adjustment for realized loss on available- for-sale securities	—	—	—	21
Foreign currency translation adjustment	23	75	84	127

Total comprehensive loss, net of tax	$(992)	$(1,688)	$(1,499)	$(5,778)

     The following table sets forth the components of accumulated other comprehensive income, net of taxes (in thousands):

	September 30,	December 31,
	2007	2006
Unrealized loss on available-for-sale securities	$(19)	$(93)
Foreign currency translation adjustment	396	312

	$377	$219

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
     As of both September 30, 2007 and December 31, 2006, 4% of the Company’s total assets were located outside the United States. Revenue from our subsidiaries located outside the United States was 14% and 12% for the three months ended September 30, 2007 and 2006, respectively, and 14% and 13% for the nine months ended September 30, 2007 and 2006, respectively. Revenues for the three and nine months ended September 30, 2007 and 2006, by geographic region were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
United States	$17,585	$15,378	$52,184	$40,327
Europe	2,836	2,069	8,442	5,809

	$20,421	$17,447	$60,626	$46,136

     No individual European subsidiary accounted for 10% or more of revenues for the three and nine months ended September 30, 2007 or 2006.
9. Commitments and Contingencies
Legal Proceedings
     In February 2006, NetRatings, Inc. (“NetRatings”), an internet media and market research company, filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The suit alleged willful infringement of United States Patent Nos. 5,675,510, 6,108,637, 6,115,680, 6,138,155, and 6,763,386. Also, in February 2006, the Company filed a complaint in the United States District Court for the Southern District of California charging NetRatings with willful infringement of United States Patent No. 6,393,479 (the “‘479 Patent”).
     On August 17, 2007, the Company entered into a settlement and patent cross-license agreement (the “Settlement Agreement”) with NetRatings to resolve the lawsuits discussed above. Under the terms of the Settlement Agreement, the Company and NetRatings each granted the other party a limited, non-exclusive, non-transferable (except as otherwise permitted in the Settlement Agreement), world-wide license to certain patents, subject, in the case of the license granted by NetRatings to the Company, to certain exceptions and exclusions. Each party also granted the other party certain rights to sublicense the rights licensed therein. The consummation of the Company’s merger with Omniture, Inc., pursuant to the terms of the definitive merger agreement between the parties, would constitute a change of control under the terms of the Settlement Agreement (see Note 10 — “Subsequent Events” below).
     The Settlement Agreement requires the Company to pay a royalty fee of $9.0 million, $2.0 million of which became due upon the execution of the Settlement Agreement with the remaining $7.0 million payable in quarterly installments of $0.5 million commencing on March 31, 2008. In addition, in the event of a change of control of the Company, the Settlement Agreement provides that the Company will be required to pay an additional royalty fee of $2.25 million and $2.0 million of the $7.0 million in ongoing payments would be accelerated. In the event of a change of control of the Company, the Settlement Agreement may be assigned to the purchaser upon written notice to NetRatings, subject to certain limitations. In the event of a change of control of the Company, the patent license from NetRatings would be limited to (1) products, services and technology commercially released as of the date of the change of control, (2) the products, or elements of such products, that were under development as of the date of the change of control if those products are released as standard products within twelve months of the date of the change of control, (3) future versions of the

Company’s products, services or technology commercially released as of the date of the change of control that contain patches to, bug fixes of, enhancements to, modifications of, improvements to, updates or upgrades of the original versions (except for any new feature or functionality added to the original versions which new feature or functionality in and of itself infringes a licensed NetRatings patent that did not already cover the original versions) and (4) future versions of the Company’s products, services or technology that supersede any of the Company’s products, services or technology described under clauses (1), (2) or (3) above. The license also extends to the combination, merger, bundling or incorporation of the Company’s products, services or technology, or any portion of them, with any of the purchaser’s Web analytics products, services or technology not otherwise licensed pursuant to a separate license agreement with NetRatings, so long as the purchaser’s Web analytics products, services or technology represents less than 40% of the source code of the combined, merged or bundled Web analytics product, service or technology. In addition, the patent license from NetRatings does not limit the right of the Company or any person or entity that acquires the Company from combining, merging, bundling or incorporating any unlicensed product, service or technology into or with the products, services and technology covered by the Company’s license from NetRatings, provided that such unlicensed product, service or technology does not, by itself, infringe upon any claim of any licensed NetRatings patent.
     In addition, in the event that the Company acquires certain companies, it may elect to extend the license granted by NetRatings under the Settlement Agreement to cover the products, services and technology of such an acquired company by making additional payments to NetRatings based on a percentage of revenues of the web analytics products, services or technologies of such acquired company during the twelve month period preceding such acquisition. Further, under the terms of the Settlement Agreement, in the event that the Company acquires certain companies, the Company may elect to pay an additional royalty to NetRatings in exchange for a release of all claims by NetRatings related to such acquired company.
     In exchange for the licenses and royalties described above, under the terms of the Settlement Agreement, the Company and NetRatings each released the other from all claims, as of the date of the Settlement Agreement, related to the ongoing patent infringement lawsuits between the parties and agreed to dismiss the patent infringement lawsuits filed by the parties with prejudice.
     As discussed above, the Settlement Agreement requires the Company to make periodic payments totaling $9.0 million, as well as a contingent payment of $2.25 million upon a change in control of the Company. During the third quarter of 2007, the Company accrued $7.9 million, representing the $9.0 million of periodic payments due under the agreement discounted to its net present value, based upon the Company’s estimated incremental borrowing rate of 8.0%. The discount of $1.1 million is being amortized to interest expense using the effective interest method over the period ending June 30, 2011, which corresponds to the periodic payment stream. The Company will record the $2.25 million contingent payment due under the agreement at the time such payment is deemed probable. Based upon a valuation study, the Company assigned $7.0 million to the patent licenses received in the Settlement Agreement based upon the future economic benefit the Company expects to obtain from the licenses granted under the Settlement Agreement. The Company also recorded $0.9 million during the third quarter of 2007 as litigation settlement expense, representing the difference between the net present value of the periodic payments due under the Settlement Agreement and the value of the patent licenses obtained. At September 30, 2007, the amount remaining to be paid under the Settlement Agreement, discounted to its net present value, was $5.9 million, of which $1.4 million was included in accrued liabilities and $4.5 million was included in other long-term liabilities in the accompanying condensed consolidated balance sheet.
     From time to time, the Company is also involved in other routine litigation arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Other Commitments and Contingencies
     During 2006, the Company entered into non-cancelable letters of credit in the aggregate amount of $442,000 to secure future payments under leases for two facilities. The letters of credit expire in 2007 and contain automatic renewal terms extending through 2013. No amounts had been drawn against either letter of credit as of September 30, 2007 or December 31, 2006. The funds that secure the letters of credit for the bank have been classified as restricted cash and included in prepaid expenses and other current assets in the condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006.
     The Company leases its office facilities and office equipment under non-cancelable operating lease arrangements that expire on various dates through January 2013 and, with respect to the office leases, contain certain renewal options. Rent expense under non-

cancelable operating lease arrangements is accounted for on a straight-line basis and totaled $0.6 million for both the three months ended September 30, 2007 and 2006, and $1.9 million and $1.5 million for the nine months ended September 30, 2007 and 2006, respectively. Rent expense for the three months ended September 30, 2007 and 2006 was net of sublease income of $154,000 and $198,000, respectively. Rent expense for the nine months ended September 30, 2007 and 2006 was net of sublease income of $444,000 and $588,000, respectively.
     The following table summarizes the approximate future minimum rentals under non-cancelable operating lease arrangements, net of sublease rental income of $153,000 for the remainder of 2007, in effect at September 30, 2007 (in thousands):

Year Ending December 31:
Remainder of 2007	$701
2008	2,619
2009	2,635
2010	2,639
2011	2,718
Thereafter	3,033

Total	$14,345

10. Subsequent Events
Entry into Definitive Merger Agreement
     On October 25, 2007, the Company entered into a definitive agreement to be acquired by Omniture, Inc. (“Omniture”) through the merger of a wholly owned subsidiary of Omniture with the Company (the “Merger”). In connection with the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive 0.49 of a share of Omniture common stock and $2.39 in cash. The Merger, which is expected to close in early to mid 2008, is subject to customary closing conditions, including obtaining the approval of stockholders of both companies and regulatory approvals. If the definitive agreement is terminated under certain circumstances specified in the definitive agreement, the Company may be required to pay a termination fee of $11.8 million to Omniture. The Merger is intended to qualify as a tax-free reorganization for federal income tax purposes.

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
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements, including, but not limited to, statements regarding Visual Sciences’ ability to complete the proposed merger with Omniture, Inc., or Omniture, pursuant to the definitive agreement between the parties, the ability to satisfy conditions to closing the merger, including obtaining stockholder and regulatory approvals and the benefits of the merger to stockholders. This report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to our management. You can identify these forward-looking statements by the use of words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, our reliance on our web analytics services for the majority of our revenue; potential impacts on our business, results of operations and common stock price resulting from the proposed merger with Omniture, including, but not limited to risks of disruption to our business development and sales efforts and disruption and distraction of our management and employees from day-to-day operations as a result of the merger; risks associated with obtaining stockholder or regulatory approvals related to the proposed merger; risks that the expected financial effect of the merger may not be realized; risks associated with contractual limitations on our ability to take certain actions as a result of the merger; risks associated with costs to be incurred in connection with the merger; risks associated with our failure to complete the merger; blocking or erasing of cookies or limitations on our ability to use cookies; our limited experience with analytics applications beyond web analytics; the risks associated with integrating the operations and products of acquired companies with those of the company; privacy concerns and laws or other domestic or foreign regulations that may subject us to litigation or limit our ability to collect and use Internet user information; our ongoing ability to protect our own intellectual property rights and to avoid violating the intellectual property rights of third parties; the highly competitive markets in which we operate that could make it difficult for us to acquire and retain customers; the risk that our customers fail to renew their agreements; the risks associated with our indebtedness, including the risk of non-compliance with the covenants in our credit facility; the risk that our services may become obsolete in a market with rapidly changing technology and industry standards; the risks associated with our renaming the company and undertaking related branding activities; and other risks described below under the heading “Item 1A. Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report.
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
     As of September 30, 2007, we served approximately 1,590 data-intensive organizations including large global enterprises, mid-market companies and government agencies. Our direct sales force sells our services to a broad range of organizations in many industries including sports and entertainment, news, retail, financial services, travel, technology, manufacturing, telecommunications and education.
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
     On October 25, 2007, we entered into a definitive agreement, which we refer to as the merger agreement, to be acquired by Omniture, Inc. through the merger of a wholly owned subsidiary of Omniture with the Company, which we refer to as the merger. In connection with the merger, each outstanding share of our common stock will be converted into the right to receive 0.49 of a share of Omniture common stock and $2.39 in cash. The merger is intended to qualify as a tax-free reorganization for federal income tax purposes.
     In connection with the merger, options to purchase our common stock outstanding at the time of the merger will be assumed by Omniture and converted into options to purchase Omniture common stock based on an option exchange ratio. Omniture has agreed to file a registration statement on Form S-8 following the closing in order to register the shares of Omniture common stock issuable upon the exercise of the assumed options to purchase our common stock that are eligible to be registered on Form S-8.
     The merger, which is expected to close in early to mid 2008, is subject to customary closing conditions, including obtaining the requisite approval of our stockholders and of Omniture’s stockholders, and the termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Each of our Board of Directors and Omniture’s Board of Directors has approved the merger and the merger agreement. Both we and Omniture have agreed, subject to certain exceptions, to cause a stockholders meeting to be held, for the purpose of considering approval of the merger and the merger agreement with respect to our stockholders, and for the purpose of considering approval of the issuance of Omniture’s common stock as provided in the merger agreement with respect to Omniture’s stockholders. If the merger agreement is terminated under certain circumstances specified in the merger agreement, we may be required to pay a termination fee of $11.8 million to Omniture.

     In connection with the merger agreement, certain of our stockholders entered into voting agreements with Omniture and us pursuant to which such stockholders agreed to vote any shares held by them at the time of our stockholders’ meeting in favor of the adoption of the merger agreement. Additionally, certain stockholders of Omniture entered into voting agreements with us and Omniture pursuant to which such stockholders agreed to vote any shares held by them at the time of the Omniture stockholders’ meeting in favor of the issuance of Omniture common stock in connection with the merger.
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
     Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Except for the implementation of FASB Interpretation No. 48 as described below, management believes there have been no material changes during the three and nine months ended September 30, 2007 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 13, 2007.
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
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value in accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined if we will adopt the fair value reporting for financial assets and liabilities.
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

Results of Operations
     During the nine months ended September 30, 2007, we recorded adjustments to correct for revenue recognition which resulted in a cumulative $235,000 increase in revenue. Of this amount, $203,000 related to 2006, and the remaining $32,000 related to prior periods. Management concluded that no period was materially misstated; accordingly, these adjustments have been recorded in the nine months ended September 30, 2007.
     The following table presents our selected condensed consolidated statements of operations data (as a percentage of revenue) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Subscription, hosting and support	81%	79%	82%	84%
License	9%	8%	8%	4%
Professional services	8%	10%	8%	8%
Advertising	2%	3%	2%	4%

Total revenues	100%	100%	100%	100%

Cost of revenues
Cost of revenue	28%	25%	26%	25%
Amortization of intangible assets	4%	4%	4%	4%

Total cost of revenues	32%	29%	30%	29%

Gross profit	68%	71%	70%	71%

Operating expenses
Sales and marketing	32%	39%	34%	43%
Technology development	13%	19%	15%	20%
General and administrative	27%	23%	22%	22%
Amortization of intangible assets	3%	5%	3%	5%

Total operating expenses	75%	86%	74%	90%

Loss from operations	(7)%	(15)%	(4)%	(19)%

Interest expense	(1)%	(3)%	(1)%	(3)%
Interest income	1%	1%	1%	1%
Other expense	0%	0%	0%	0%

Loss before income taxes	(7)%	(17)%	(4)%	(21)%

Benefit from income taxes	(2)%	(7)%	(1)%	(8)%

Loss before cumulative effect of change in accounting principle	(5)%	(10)%	(3)%	(13)%

Cumulative effect of change in accounting principle (net of tax)	0%	0%	0%	0%

Net loss	(5)%	(10)%	(3)%	(13)%

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
Revenues
     Our total revenues were $20.4 million for the three months ended September 30, 2007 compared to $17.4 million for the three months ended September 30, 2006, representing an increase of $3.0 million, or 17%.
     Subscription, Hosting and Support Revenue. Subscription, hosting and support revenue was $16.6 million for the three months ended September 30, 2007 compared to $13.9 million for the three months ended September 30, 2006, representing an increase of $2.7 million, or 20%. An increase in the number of new customers for our services and average deal size contributed to this increase.
     License Revenue. License revenue was $1.9 million for the three months ended September 30, 2007 compared to $1.3 million for the three months ended September 30, 2006, representing an increase of $0.6 million, or 40%. The increase was due to an increase in the number of customers and the number of licensing contracts entered into during the three months ended September 30, 2007.
     Professional Services Revenue. Professional services revenue was $1.6 million for the three months ended September 30, 2007 compared to $1.7 million for the three months ended September 30, 2006, representing a decrease of $0.1 million, or 6%. The slight decrease was due to the mix of stand alone services performed as compared to services bundled with subscription.
     Advertising Revenue. Advertising revenue was $0.4 million for the three months ended September 30, 2007 compared to $0.6 million for the three months ended September 30, 2006, representing a decrease of $0.2 million, or 34%.
Cost of Revenues and Operating Expenses
     Cost of Revenues. Cost of revenues was $6.4 million for the three months ended September 30, 2007 compared to $5.0 million for the three months ended September 30, 2006, representing an increase of $1.4 million, or 28%. Our cost of revenues as a percentage of revenue was 32% for the three months ended September 30, 2007 compared to 29% for the three months ended September 30, 2006. The majority of the increase in absolute dollars resulted from an approximate $0.6 million increase in salaries, bonuses, and employee-related costs associated with the expansion of our professional services department, an increase in data center costs of $0.3 million, depreciation expense of $0.3 million associated with our larger balance of property and equipment, and travel and lodging expenses of $0.2 million. These increases were partially offset by a decrease in stock-based compensation expense of $0.3 million.
     Sales and Marketing Expenses. Sales and marketing expenses were $6.5 million for the three months ended September 30, 2007 compared to $6.9 million for the three months ended September 30, 2006, representing a decrease of $0.4 million, or 5%. Salaries, wages and related employee benefits decreased $0.4 million and stock-based compensation expense decreased by $0.4 million. These decreases were partially offset by increases in contract labor of $0.1 million and advertising and business promotions expense of $0.1 million.
     Technology Development Expenses. Technology development expenses were $2.6 million for the three months ended September 30, 2007 compared to $3.4 million for the three months ended September 30, 2006, representing a decrease of $0.8 million, or 22%. The decrease was primarily due to a decrease in salaries, wages and related employee benefits of $0.5 million due to a reduction in the number of technology development personnel and a reduction in stock-based compensation expense of $0.3 million.
     General and Administrative Expenses. General and administrative expenses were $5.6 million for the three months ended September 30, 2007 compared to $4.0 million for the three months ended September 30, 2006, representing an increase of $1.6 million, or 39%. Of the increase, $1.1 million was attributable to the legal expense related to the NetRatings litigation and the settlement thereof, $0.3 million of the increase was due to transaction fees associated with the process undertaken to reach a definitive agreement for the sale of the company and $0.2 million of the increase was attributable to salaries and wages and related employee benefits for general and administrative personnel. These increases were partially offset by a decrease in professional fees for accounting of $0.3 million.
     Amortization of Intangibles. Amortization of intangibles expense was $0.6 million for the three months ended September 30, 2007 compared to $0.8 million for the three months ended September 30, 2006, representing a decrease of $0.2 million, or 24%. The $8.3 million of intangibles related to the acquisition of Avivo have estimated lives ranging from three to six years with a weighted-average estimated life of approximately five years. The $18.7 million of intangibles related to the merger with VS have estimated useful lives of three to ten years. Intangible asset amortization of acquired complete technology is included in cost of revenue and amortization of customer and maintenance contracts and trade name is included in operating expenses.
Other (Expense) Income
     Interest expense. Interest expense was $0.2 million for the three months ended September 30, 2007 compared to $0.5 million for the three months ended September 30, 2006, representing a decrease of $0.3 million, or 70%, compared to the prior year period. The decrease in interest expense resulted from the repayment of the $20.0 million in principal amount of senior notes during the first quarter of 2007 which were replaced by $5.0 million of initial borrowings under our secured credit facility. This resulted in a lower outstanding debt balance compared to the prior year. In addition, the effective interest rate on the senior notes was higher than the effective interest rate on the secured credit facility.
     Interest income. During the three months ended September 30, 2007, interest income of $0.1 million remained consistent as compared to the prior year period.
Benefit from Income Taxes
     The benefit from income taxes of $0.4 million for the three months ended September 30, 2007 decreased $0.8 million as compared to the benefit from income taxes of $1.2 million for the three months ended September 30, 2006. The decrease primarily related to the change in our net loss position. Our effective income tax rate for the three months ended September 30, 2007 was approximately 26% as compared to an effective rate of 39% during the same period in 2006. We did not have a valuation allowance on our deferred tax assets as of September 30, 2007. We were profitable from the fourth quarter of 2003 through the end of 2005 and began generating a net loss in 2006 primarily due to the stock-based compensation expense associated with the adoption of SFAS No. 123R and the intangible asset amortization expense related to our merger with VS. We believe that it is more likely than not that we will utilize our deferred tax assets in the near future; therefore, no valuation allowance has been recorded as of September 30, 2007. We will continue to monitor our financial results and the likelihood of utilizing our net operating loss carryforwards each quarter. In the third quarter of 2007, we recorded a benefit from income taxes based on our effective rate of approximately 26%. The statutory rate of approximately 40% was increased based on the permanent differences between book and tax amounts. The permanent differences consisted of the imputed interest associated with the senior notes, stock-based compensation expense for our foreign employees and meals and entertainment expense.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
Revenues
     Our total revenues were $60.6 million for the nine months ended September 30, 2007 compared to $46.1 million for the nine months ended September 30, 2006, representing an increase of $14.5 million, or 31%. Our results of operations for the nine months ended September 30, 2006 included the results of operations of VS commencing on February 1, 2006, the date our merger with VS was consummated.
     Subscription, Hosting and Support Revenue. Subscription, hosting and support revenue was $49.8 million for the nine months ended September 30, 2007 compared to $38.7 million for the nine months ended September 30, 2006, representing an increase of $11.1 million, or 29%. The increase was due to an increase in the number of new customers for our services and the average deal size and the additional month of revenue from VS for the nine months ended September 30, 2007 compared to September 30, 2006.
     License Revenue. License revenue was $4.5 million for the nine months ended September 30, 2007 compared to $2.0 million for the nine months ended September 30, 2006, representing an increase of $2.5 million, or 122%. The increase was due to an increase in the number of customers and the number of licensing contracts entered into during the nine months ended September 30, 2007 as well as the additional month of VS revenue included for the nine months ended September 30, 2007 compared to September 30, 2006.

     Professional Services Revenue. Professional services revenue was $4.9 million for the nine months ended September 30, 2007 compared to $3.6 million for the nine months ended September 30, 2006, representing an increase of $1.3 million, or 38%. The increase was primarily due to increased sales of optimization work.
     Advertising Revenue. Advertising revenue was $1.4 million for the nine months ended September 30, 2007 compared to $1.8 million for the nine months ended September 30, 2006, representing a decrease of $0.4 million, or 25%.
Cost of Revenues and Operating Expenses
     Cost of Revenues. Cost of revenues was $17.9 million for the nine months ended September 30, 2007 compared to $13.4 million for the nine months ended September 30, 2006, representing an increase of $4.5 million, or 34%. Our cost of revenues as a percentage of revenue was 30% for the nine months ended September 30, 2007 compared to 29% for the nine months ended September 30, 2006. The majority of the increase in absolute dollars primarily resulted from an approximate $2.1 million increase in salaries, bonuses, and employee-related costs associated with the expansion of our professional services department. There was also an increase in data center costs of $0.9 million and depreciation expense of $0.7 million associated with our larger balance of property and equipment. The amortization of intangible assets increased $0.3 million due to the inclusion of VS for the full nine months ended September 30, 2007. In addition, travel and lodging expenses increased $0.4 million and training expenses increased $0.2 million. These increases were partially offset by a decrease in stock-based compensation expense of $0.5 million.
     Sales and Marketing Expenses. Sales and marketing expenses were $20.6 million for the nine months ended September 30, 2007 compared to $19.7 million for the nine months ended September 30, 2006, representing an increase of $0.9 million, or 4%. The increase came from the following: advertising, trade shows and promotions expense increased by $0.9 million as we rebranded our company; and contract labor increased $0.4 million and employee events increased $0.2 million as we expanded our marketing efforts. There were also increases in rent expense of $0.2 million and depreciation expense of $0.1 million. These increases were partially offset by a decrease in stock-based compensation expense of $1.0 million.
     Technology Development Expenses. Technology development expenses were $9.0 million for the nine months ended September 30, 2007 compared to $9.4 million for the nine months ended September 30, 2006, representing a decrease of $0.4 million, or 5%. The decrease was primarily due to a decrease in salaries, wages and related employee benefits of $0.1 million due to a reduction in the number of technology development personnel and a reduction in stock-based compensation expense of $0.7 million.
     General and Administrative Expenses. General and administrative expenses were $13.5 million for the nine months ended September 30, 2007 compared to $10.0 million for the nine months ended September 30, 2006, representing an increase of $3.5 million, or 35%. Approximately $2.2 million of the increase was attributable to the legal expense related to the NetRatings litigation and the settlement thereof, $0.6 million of the increase was attributable to salaries and wages and related employee benefits for general and administrative personnel, $0.5 million was due to bad debt expense, $0.3 million was due to transaction fees associated with the process undertaken to reach a definitive agreement for the sale of the company, and increases of $0.2 million each in contract labor and travel and lodging. These increases were partially offset by a decrease in professional fees for accounting of $0.5 million.
     Amortization of Intangibles. Amortization of intangibles expense was $1.9 million for the nine months ended September 30, 2007 compared to $2.4 million for the nine months ended September 30, 2006, representing a decrease of $0.5 million, or 20%.
Other (Expense) Income
     Interest expense. Interest expense was $0.8 million for the nine months ended September 30, 2007 compared to $1.3 million for the nine months ended September 30, 2006, representing a decrease of $0.5 million, or 41%, compared to the prior year period. The decrease in interest expense resulted from the repayment of the $20.0 million in principal amount of senior notes during the first quarter of 2007 which were replaced by $5.0 million of initial borrowings under our secured credit facility. This resulted in a lower outstanding debt balance compared to the prior year. In addition, the effective interest rate on the senior notes was higher than the effective interest rate on the secured credit facility.
     Interest income. During the nine months ended September 30, 2007, interest income of $0.5 million remained consistent as compared to the prior year period.

Benefit from Income Taxes
     The benefit from income taxes of $0.9 million for the nine months ended September 30, 2007 decreased $2.7 million as compared to the benefit from income taxes of $3.6 million for the nine months ended September 30, 2006. The decrease primarily related to the change in our net loss position. Our effective income tax rate for the nine months ended September 30, 2007 was approximately 36% as compared to an effective rate of 37% during the same period in 2006. We did not have a valuation allowance on our deferred tax assets as of September 30, 2007. We were profitable from the fourth quarter of 2003 through the end of 2005 and began generating a net loss in 2006 primarily due to the stock-based compensation expense associated with the adoption of SFAS No. 123R and the intangible asset amortization expense related to our merger with VS. We believe that it is more likely than not that we will utilize our deferred tax assets in the near future; therefore, no valuation allowance has been recorded as of September 30, 2007. We will continue to monitor our financial results and the likelihood of utilizing our net operating loss carryforwards each quarter. For the nine months ended September 30, 2007, we recorded a benefit from income taxes based on our effective rate of approximately 36%. The statutory rate of approximately 40% was increased based on the permanent differences between book and tax amounts. The permanent differences consisted of the imputed interest associated with the senior notes, stock-based compensation expense for our foreign employees and meals and entertainment expense.
Liquidity and Capital Resources
Overview
     As of September 30, 2007, we had $12.7 million of cash and cash equivalents, $1.8 million in short-term investments and $1.6 million in working capital, as compared to $19.7 million of cash and cash equivalents, $5.6 million in short-term investments and $5.4 million in working capital deficit as of December 31, 2006. Our cash, cash equivalents and investments, combined with our positive cash flow from operating activities and available borrowings under the revolving credit facility we entered into in February 2007, are our principal sources of liquidity. We believe that our existing cash and short-term investments, anticipated cash flows from operations, and available borrowings under our credit facility will be sufficient to meet our operating and capital requirements through at least the next 12 months.
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
     Under the Credit Agreement, we are subject to certain limitations including limitations on our ability to incur additional debt, sell assets, make certain investments or acquisitions, grant liens, pay dividends and enter into certain merger and consolidation transactions, among other restrictions. We are also required to maintain compliance with financial covenants which include a minimum consolidated adjusted quick ratio and a minimum level of earnings before stock-based compensation, asset impairments, income taxes and depreciation and amortization expense, less cash paid for capital expenditures. As a result of the expense recorded in connection with the settlement of our patent litigation with NetRatings in August 2007, we were not in compliance with the minimum level of earnings covenant at September 30, 2007. We requested and obtained a waiver of such non-compliance from Silicon Valley Bank.
     In the first quarter of 2007, we used $5.0 million of borrowings under this credit facility, together with cash-on-hand, to repay all of the senior notes we issued in connection with the VS merger. In the second quarter we repaid $1.0 million of such borrowings. We had $4.0 million of indebtedness outstanding under our senior credit facility as of September 30, 2007. The maturity date for the outstanding borrowings under the senior credit facility is February 22, 2009.
     Legal Settlement with NetRatings, Inc. On August 17, 2007, we entered into a settlement and patent cross-license agreement, which we refer to as the settlement agreement, with NetRatings. Under the terms of the settlement agreement, we and NetRatings each granted the other party a limited, non-exclusive, non-transferable (except as otherwise permitted in the settlement agreement), world-wide license to certain patents, subject, in the case of the license granted by NetRatings to us, to certain exceptions and exclusions. Each party also granted the other party certain rights to sublicense the rights licensed therein.
     The settlement agreement requires us to pay a royalty fee of $9.0 million, $2.0 million of which became due upon the execution of the settlement agreement and was paid in August 2007, with the remaining $7.0 million payable in quarterly installments of $0.5 million commencing on March 31, 2008. In addition, in the event of a change of control of the company, the settlement agreement provides that we will be required to pay an additional royalty fee of $2.25 million and $2.0 million of the $7.0 million in ongoing payments would be accelerated. The consummation of the proposed merger with Omniture would constitute a change of control under the terms of the settlement agreement. Please see Note 9 to the Condensed Consolidated Financial Statements included elsewhere in this report for further details regarding our settlement with NetRatings, Inc.
Cash Flows

	Nine Months Ended
	September 30,
	2007	2006
Net cash provided by (used in):
Operating activities	$5,750	$7,941
Investing activities	(1,908)	(19,160)
Financing activities	(11,020)	1,230
Effect of exchange rate changes on cash	179	71

Net change in cash and cash equivalents	$(6,999)	$(9,918)

     Operating Activities
     Net cash provided by operating activities was $5.8 million and $7.9 million for the nine months ended September 30, 2007 and 2006, respectively.
     During the nine months ended September 30, 2007, net cash provided by operating activities consisted primarily of a net loss of $1.7 million offset by non-cash adjustments to reconcile net loss to net cash provided by operating activities of $7.3 million and $5.8 million for depreciation and amortization and stock-based compensation, respectively. Total changes in working capital decreased the net cash provided by operations due to increases in accounts receivable of $3.9 million and decreases in accounts payable and accrued liabilities of $1.0 million and deferred revenue of $0.8 million. These working capital changes were due primarily to the timing of billed revenue, collections and the delivery of service.
     During the nine months ended September 30, 2006, net cash provided by operating activities consisted primarily of a net loss of $6.0 million offset by non-cash adjustments to reconcile net loss to net cash provided by operating activities of $6.5 million and $8.1 million for depreciation and amortization and stock-based compensation, respectively. Total changes in working capital increased the net cash provided by operations due to increases in deferred revenue of $3.4 million and increases in accounts payable, accrued liabilities and other liabilities of $2.8 million, partially offset by an increase in accounts receivable of $4.7 million. These working capital changes were due primarily to the timing of billed revenue, collections and the delivery of service.

     Investing Activities
     Net cash used in investing activities was $1.9 million and $19.2 million for the nine months ended September 30, 2007 and 2006, respectively.
     During the nine months ended September 30, 2007, we had purchases of property and equipment of $4.4 million, the acquisition of patent licenses of $1.1 million and a cash outflow of $0.2 million for the escrow payment to the selling shareholders of Avivo which were partially offset by sales and maturities of investments totaling $3.9 million. The property and equipment purchased related mainly to servers, network infrastructure and computer equipment and leasehold improvements.
     During the nine months ended September 30, 2006, we acquired VS which resulted in a net cash outflow of $20.2 million (including transaction expenses). There were also cash outflows of $3.8 million for property and equipment purchased related mainly to servers, network infrastructure and computer equipment and construction in progress and $0.4 million for the letters of credit to secure future payments under two leases and $0.4 million for the escrow payment to the selling shareholders of Avivo. These cash outflows were partially offset by the net $5.7 million of purchases, sales and maturities of securities.
     Financing Activities
     Net cash used by financing activities was $11.0 million for the nine months ended September 30, 2007 compared to net cash provided by financing activities of $1.2 million for the nine months ended September 30, 2006.
     During the nine months ended September 30, 2007, we used $5.0 million of initial borrowings under the senior secured credit facility, together with cash-on-hand, to repay the $20 million aggregate principal amount of the senior notes we issued in connection with the VS merger. We also had a cash inflow of $4.0 million from stock option exercises.
     During the nine months ended September 30, 2006, our cash provided by financing activities primarily consisted of stock option exercises.
     We anticipate that our future capital uses and requirements will depend on a variety of factors. These factors include but are not limited to the following:
•	the costs of serving more customers;

•	the costs of our network infrastructure;

•	the costs of our research and development activities to improve our service offerings; and

•	the extent to which we acquire or invest in other technologies and businesses..
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
Off-Balance Sheet Arrangements
     As of September 30, 2007 and for all periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     We are exposed to foreign currency exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign revenue has been primarily in Euros. Revenue from our subsidiaries located outside the United States was 14% and 12% for the three months ended September 30, 2007 and 2006, respectively, and 14% and 13% for the nine months ended September 30, 2007 and 2006, respectively.
Interest Rate Sensitivity
     We had unrestricted cash, cash equivalents and short-term marketable securities totaling $14.5 million and $25.3 million at September 30, 2007 and December 31, 2006, respectively. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. Marketable securities were invested in certificates of deposit and mortgage backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.
     As of September 30, 2007, our outstanding floating rate indebtedness totaled $4.0 million. Changes in interest rates would not significantly affect the fair value of our outstanding indebtedness. As of September 30, 2007, the primary interest rate that we had selected under our senior secured credit agreement was 0.25 percent less than the prime rate. Assuming the outstanding balance under our senior secured credit agreement remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flows by approximately $40,000.
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
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.
     (b) Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In February 2006, NetRatings, Inc., an internet media and market research company, filed a lawsuit against us in the United States District Court for the Southern District of New York. The suit alleged willful infringement of United States Patent Nos. 5,675,510, 6,108,637, 6,115,680, 6,138,155, and 6,763,386. Also in February 2006, we filed a complaint in the United States District Court for the Southern District of California charging NetRatings with willful infringement of United States Patent No. 6,393,479.
     On August 17, 2007, we entered into a settlement and patent cross-license agreement, or the settlement agreement, with NetRatings to resolve the lawsuits discussed above. Under the terms of the settlement agreement, we and NetRatings each granted the other party a limited, non-exclusive, non-transferable (except as otherwise permitted in the settlement agreement), world-wide license to certain patents, subject, in the case of the license granted by NetRatings to us, to certain exceptions and exclusions. Each party also granted the other party certain rights to sublicense the rights licensed therein.
     The settlement agreement requires us to pay a royalty fee of $9.0 million, $2.0 million of which became due upon the execution of the settlement agreement with the remaining $7.0 million payable in quarterly installments of $0.5 million commencing on March 31, 2008. In addition, in the event of a change of control of the company, the settlement agreement provides that we will be required to pay an additional royalty fee of $2.25 million and $2.0 million of the $7.0 million in ongoing payments would be accelerated. In the event of a change of control of the company, the settlement agreement may be assigned to the purchaser upon written notice to NetRatings, subject to certain limitations. In the event of a change of control of the company, the patent license from NetRatings would be limited to (1) products, services and technology commercially released as of the date of the change of control, (2) the products, or elements of such products, that were under development as of the date of the change of control if those products are released as standard products within twelve months of the date of the change of control, (3) future versions of our products, services or technology commercially released as of the date of the change of control that contain patches to, bug fixes of, enhancements to, modifications of, improvements to, updates or upgrades of the original versions (except for any new feature or functionality added to the original versions which new feature or functionality in and of itself infringes a licensed NetRatings patent that did not already cover the original versions) and (4) future versions of our products, services or technology that supersede any of our products, services or technology described under clauses (1), (2) or (3) above. The license also extends to the combination, merger, bundling or incorporation of our products, services or technology, or any portion of them, with any of the purchaser’s Web analytics products, services or technology not otherwise licensed pursuant to a separate license agreement with NetRatings, so long as the purchaser’s Web analytics products, services or technology represents less than 40% of the source code of the combined, merged or bundled Web analytics product, service or technology. In addition, the patent license from NetRatings does not limit our right, or the right of any person or entity that acquires us, from combining, merging, bundling or incorporating any unlicensed product, service or technology into or with the products, services and technology covered by our license from NetRatings, provided that such unlicensed product, service or technology does not, by itself, infringe upon any claim of any licensed NetRatings patent. The consummation of our proposed merger with Omniture would constitute a change of control under the terms of the settlement agreement.
     In addition, in the event that we acquire certain companies, we may elect to extend the license granted by NetRatings under the settlement agreement to cover the products, services and technology of such an acquired company by making additional payments to NetRatings based on a percentage of revenues of the web analytics products, services or technologies of such acquired company during the twelve month period preceding such acquisition. Further, under the terms of the settlement agreement, in the event that we acquire certain companies, we may elect to pay an additional royalty to NetRatings in exchange for a release of all claims by NetRatings related to such acquired company.
     In exchange for the licenses and royalties described above, under the terms of the settlement agreement, we and NetRatings each released the other from all claims, as of the date of the settlement agreement, related to the ongoing patent infringement lawsuits between the parties and agreed to dismiss the patent infringement lawsuits filed by the parties with prejudice.
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
     In February 2007, we entered into a $15.0 million two-year, senior secured revolving credit facility. We used $5.0 million of initial borrowings under this credit facility, together with cash-on-hand, to repay all of the senior notes we issued in connection with the VS merger. As of September 30, 2007, we had $4.0 million in aggregate principal amount outstanding under our senior secured revolving credit facility.
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
     Under our senior secured credit agreement that we entered into in February 2007 with Silicon Valley Bank, we must comply with, among other things, certain specified financial ratios, including a minimum consolidated adjusted quick ratio and a minimum level of earnings before stock-based compensation, asset impairments, income taxes and depreciation and amortization expenses (but less cash paid for capital expenditures). As a result of the expense recorded in connection with the settlement of our patent litigation with NetRatings in August 2007, we were not in compliance with the minimum level of earnings covenant at September 30, 2007. We requested and obtained a waiver of such non-compliance from Silicon Valley Bank. If we default under the senior secured credit facility, because of a covenant breach or otherwise, the outstanding amounts thereunder could become immediately due and payable. In addition, the covenants contained in our senior secured credit facility limit our ability to incur additional debt, sell assets, make certain investments or acquisitions, grant liens, pay dividends and enter into certain merger and consolidation transactions, among other restrictions.
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
     The market for analytics applications is rapidly evolving and highly competitive. We expect competition to increase from existing competitors as well as new market entrants, and we expect that competitive pressures may further increase during the pendency of our proposed merger with Omniture. We compete primarily with other application service providers and software vendors on the basis of product functionality, price, timeliness and level of service. Should our competitors consolidate, or if our smaller competitors are acquired by other, larger competitors, they may be able to provide services comparable to ours at a lower price due to their size. We also compete with companies that offer analytics software bundled with other products or services, which may result in such companies effectively selling these services at prices below their market price. Our current principal competitors include:
•	web analytics providers such as Coremetrics, Omniture, Unica and WebTrends;

•	website search providers such as Endeca, Google and Verity;

•	web content management providers such as CrownPeak Technology, Interwoven and Vignette; and

•	providers of keyword bid management solutions such as Gown Peak Technlogy, Did-It and Efficient Frontier.

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
     The majority of our services are sold pursuant to short-term subscription agreements, which are generally one to three years in length with no obligation to renew. Many of our customers are relatively new, which makes it difficult for us to predict if they will renew their agreements. Many of our subscription agreements will be subject to renewal in the next 12 months, and we cannot assure you that such agreements will be renewed. Our renewal rates may decline due to a variety of factors, including the services and prices offered by our competitors, the level of service we provide, consolidation in our customer base or cessation of operations by some of our customers. If our renewal rates are low or decline for any reason, including due to the pendency of our proposed merger with Omniture, or if customers renew on less favorable terms, our revenue may decrease, which could materially adversely affect our business, financial condition and results of operations, and our stock price.
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
     Although we had generated net income in 2005, we incurred net losses of $1.7 million for the nine months ended September 30, 2007 and $7.7 million for the year ended December 31, 2006, primarily due to the stock-based compensation expense associated with the adoption of SFAS No. 123R and the intangible asset amortization expense related to our merger with VS. We may not be able to regain our profitability in the future. We expect that our expenses relating to the sales of our services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our networks, will increase in the future. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which could adversely affect our operating results and profitability, and our stock price.

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
     We periodically engage in preliminary discussions relating to acquisitions, but we are not currently a party to any acquisition agreements relating to pending or proposed acquisitions. In addition, our definitive merger agreement with Omniture restricts us from making certain acquisitions and taking other specified actions without Omniture’s approval.
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
     Due to our limited experience in offering analytics applications other than web analytics, our evolving business model and the unpredictability of our emerging industry, we may not be able to accurately forecast our rate of growth. In addition, we may experience significant fluctuations in our operating results for other reasons such as:
•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the timing and amount of license revenue we generate;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or payment terms or those of our competitors;

•	concerns relating to the security of our networks and systems;

•	the rate of success of our domestic and international expansion;

•	our ability to hire and retain key executives as well as technical and sales and marketing personnel;

•	our ability to expand our operations and the amount and timing of expenditures related to this expansion;

•	limitations in the scalability of our networks and systems;

•	costs related to the integration of Avivo and VS with our business and the development or acquisition of other technologies, products or businesses;

•	costs related to the consummation of our proposed merger with Omniture; and

•	general economic, industry and market conditions.
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
     Our networks are susceptible to outages due to fires, floods, power loss, telecommunications failures, systems failures, break-ins and similar events. We have experienced some outages due to power loss, systems failure and telecommunications failure. In addition, some of our network infrastructure is located in San Diego, California and in San Jose, California, areas susceptible to fires, earthquakes and rolling electricity black-outs. We do not have multiple operating sites for our services in the event of any such occurrence. Our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Frequent or persistent disruptions of our services could cause us to suffer losses that are impossible to quantify at this time, such as claims by customers for indirect or consequential damages, loss of market share and damage to our reputation. Our business interruption insurance may not compensate us for every kind of loss resulting from disruptions of our services, and even if the type of loss is covered, the amount incurred may exceed the loss limitations in our insurance policies.
     All of our servers and our customers’ data are located at three, third-party co-location facilities: one in San Diego, California, operated by Level 3 Communications, LLC, which we use primarily for our HBX web analytics services; one in San Jose, California, operated by Equinix Operating Co., Inc., which we use primarily for our site search and web content management services; and one in Ashburn, Virginia also operated by Equinix, which we use primarily for our Visual Site web analytics services and other analytics offerings. Our agreement with Level 3 expires in November 2007 and Level 3 has the right to terminate the agreement if (i) we fail to pay any amounts past due within ten days after written notice or (ii) we fail to observe or perform any other material term of the agreement and such failure continues for 30 days after written notice to us by Level 3. In addition, Level 3 may terminate our rights to use the co-location space and receive co-location services under certain circumstances. Our agreement with Equinix for the San Jose facility expires in April 2008 but is subject to automatic one-year renewals unless either party provides notice of non-renewal to the other party at least 45 days prior to the end of the then-applicable term. Our agreement with Equinix for the Ashburn facility expires in November 2008 but is subject to automatic one-year renewals unless either party provides notice of non-renewal to the other party at least 90 days prior to the end of the then-applicable term. In addition, Equinix has the right to terminate an agreement with us if (i) we fail to pay any amounts past due within ten days after written notice, (ii) we liquidate, become insolvent or cease doing business or (iii) we breach any other material term of the applicable agreement and such failure continues for 30 days after written notice to us by Equinix.
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
     We expect to be substantially dependent on our direct sales force to obtain new customers, particularly large enterprise customers, and to manage our customer relationships. We plan to expand our direct sales force and believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take twelve months or more before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. In addition, the pendency of our proposed merger with Omniture may make it more difficult for us to recruit additional sales personnel. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our services will suffer.
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
     Our success and future growth depends to a significant degree on the skills and continued services of the members of our senior management team, including our chief executive officer and chief financial officer. We have employment agreements with many of our executive officers; however, under these agreements, our employment relationships with these executive officers are generally “at-will,” and they can terminate their employment relationships with us at any time. We do not maintain key person life insurance on any members of our management team. We anticipate that we will need to continue to hire key management personnel and that our ability to recruit qualified management personnel may be adversely impacted by the pendency of our proposed merger with Omniture. We may not be able to successfully locate, hire, assimilate and retain other qualified key management personnel to grow our business.
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
     Our future success also depends on our ability to attract, retain and motivate highly skilled technical, managerial, sales, marketing and customer service personnel. We plan to hire additional personnel in all areas of our business, in particular for our sales, marketing and technology development areas, both domestically and internationally, but our ability to recruit such personnel may be adversely impacted by the pendency of our proposed merger with Omniture. Competition for these types of personnel is intense, particularly in the Internet industry. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to retain and attract the necessary personnel could adversely affect our business.
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
     We periodically assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that it is more-likely-than-not that our net deferred tax assets will ultimately be recovered and, accordingly, no valuation allowance on such assets was recorded as of September 30, 2007 or December 31, 2006.
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
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in October 2004, and an active trading market may be difficult to sustain. We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for our common stock and for securities of technology companies in general have been highly volatile and may continue to be highly volatile in the future. The trading price of our common stock may fluctuate substantially as a result of one or more of the following factors:
•	variations in our operating results;

•	the pendency of our proposed merger with Omniture, and the risks regarding the ability of each party to satisfy the conditions to closing such merger, including obtaining required stockholder approvals and regulatory approvals;

•	fluctuations in the trading prices of Omniture common stock during the pendency of our proposed merger with Omniture;

•	announcements of technological innovations, new services or service enhancements or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	sales of our common stock, including sales by officers, directors and funds affiliated with them;

•	fluctuations in stock market prices and trading volumes of similar companies or of the securities markets generally;

•	market conditions in our industry, the industries of our customers and the economy as a whole; or

•	economic and political factors, including wars, terrorism and political unrest.
We might require additional capital to support business growth and this capital might not be available on acceptable terms, or at all.
     We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services or enhance our existing services, enhance our operating infrastructure and acquire competing or complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. The senior secured credit agreement we entered into with Silicon Valley Bank in February 2007 and the merger agreement we entered into with Omniture in October 2007 each include restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. If we need to raise additional funds and are unable to do so, we may be required to modify our operations, which would have an adverse effect on our financial position, results of operations and cash flows.

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
     In addition, in connection with our merger with VS, 568,512 shares of our common stock were placed in escrow for the benefit of the former members and certain optionholders of VS. These shares were released from escrow in April 2007, and generally may be sold in the public market pursuant to Rules 144 and 145 or pursuant to a shelf registration statement that we filed with respect to such shares. Moreover, we issued to the former members and certain optionholders of VS warrants to purchase 1,082,923 shares of our common stock at an exercise price of $18.47 per share. As of September 30, 2007, warrants to purchase 326,170 shares of our common stock remain outstanding. Any shares issued upon exercise of the warrants may also be sold pursuant to such shelf registration statement. Sales by the former members and optionholders of VS of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.
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
Risks Related to the Proposed Merger with Omniture
The pendency of our proposed merger with Omniture could materially and adversely affect our business, financial condition, results of operations and common stock price.
     On October 25, 2007, we entered into a definitive merger agreement with Omniture, under which we are to merge with a wholly-owned subsidiary of Omniture. The pending merger may lead to uncertainty for our employees and some of our customers and suppliers.
     This uncertainty may mean:
•	There may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations, because matters related to the merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us;

•	Our competitors also may seek to use the pending merger to disrupt our sales and business development efforts with existing and potential customers. Also, our customers or prospective customers may elect not to purchase products from us and instead may elect to purchase products from our competitors, including Omniture. Further, our customers or prospective customers may delay or cease to enter into new agreements or purchase our products as a result of the announcement of the merger, for any number of reasons, including concerns that our existing products will not be supported after the merger is completed; and

•	We may have difficulties retaining key employees or attracting qualified replacements, and the pendency of the proposed merger may be a distraction for our employees, some of whom could lose their focus or pursue other employment opportunities.
     The occurrence of any of these events individually or in combination could materially and adversely affect our business, financial condition and results of operations and our common stock price.
The termination fee contained in the merger agreement may discourage other companies from trying to acquire us.
     We may be required to pay a termination fee of $11.8 million if the merger agreement is terminated under certain circumstances. This termination fee could discourage other companies from trying to acquire us prior to the completion of the merger, even though those other companies might be willing to offer greater value to our stockholders than we could realize through effecting the merger.
We are subject to contractual obligations while the merger is pending that could restrict the manner in which we operate our business.
     The merger agreement restricts us from taking certain specified actions without Omniture’s approval. These restrictions could prevent us from taking actions that could have been beneficial to us that may arise prior to the completion of the merger.
We expect to incur significant costs associated with the merger.
     We expect to incur significant transaction costs, which are not currently estimable, associated with completing the merger, including legal, accounting, financial advisory and other costs related to the merger.

Failure to complete the merger could materially and adversely affect our business, results of operations and stock price.
     Completion of the merger with Omniture is subject to customary conditions, including the approval of our stockholders and Omniture’s stockholders and the receipt of applicable regulatory approvals and clearances. There can be no assurance that these conditions will be satisfied or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all.
     If the merger is not completed, we will be subject to several risks, including the following:
•	The current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a decline in the market price of our common stock;

•	Any operational investments that we may delay due to the pending transaction would need to be made, potentially on an accelerated timeframe, which could then prove costly and more difficult to implement;

•	Key employees may have resigned and we may have been unable to attract qualified replacements for such key employees;

•	Our customer base and revenues may have materially decreased during the pendency of the proposed merger; and

•	We would continue to face the risks that we currently face as an independent company.
     The occurrence of any of these events individually or in combination could materially and adversely affect our business, financial condition and results of operations and our common stock price.
We may be unable to obtain the regulatory approvals required to complete the merger.
     We and Omniture may be unable to obtain the regulatory approvals required to complete the transaction in the time period forecasted, if at all. The merger is subject to U.S. antitrust laws and, as such, is subject to review by the Antitrust Division of the U.S. Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Act. In addition, we may need to obtain clearance from competition authorities in foreign jurisdictions. Reviewing agencies or governments or private persons may challenge the merger under antitrust or similar laws at any time before or after its completion. Any resulting delay in the completion of the merger could diminish the anticipated benefits of the merger or result in additional transaction costs, loss of revenue or other adverse affects associated with uncertainty about the transaction.
     The reviewing authorities may not permit the merger at all or may impose restrictions or conditions on the merger that may seriously harm the combined company if the merger is completed. These conditions could include a complete or partial license, divestiture, or the separate holding of assets or businesses. Pursuant to the terms of the merger agreement, either we or Omniture may refuse to complete the merger if the waiting periods required under the HSR Act have not expired or terminated, or if all other material foreign antitrust approvals or requirements have not been obtained or satisfied. In addition Omniture may refuse to complete the merger if governmental authorities impose any material restrictions or limitations on us, Omniture or our respective subsidiaries and their ability to conduct their respective businesses that will have or which is reasonably likely to have a material adverse effect on the condition, business, assets, liabilities or results of operations of the parties to the merger agreement. We and Omniture also may agree to restrictions or conditions imposed by antitrust authorities in order to obtain regulatory approval, and these restrictions or conditions could harm the surviving company’s operations.
Our failure to obtain certain consents related to the merger could give third parties the right to terminate or alter existing contracts, declare a default under existing contracts, or otherwise result in liabilities of the surviving company to third parties.
     Certain agreements between us and our lenders, suppliers, customers or other business partners require the consent or approval of these other parties in connection with the merger. We have agreed to use reasonable efforts to secure any necessary consents and approvals to complete the merger. However, we may not be successful in obtaining all necessary consents or approvals, or if the necessary consents are obtained, they may not be obtained on favorable terms. If these consents and approvals are not obtained, the failure to have obtained such consents and approvals could give third parties the right to terminate or alter existing contracts, declare a default under existing contracts, demand payment on outstanding obligations or result in other liabilities of the surviving company to such third party, which in each instance could have a material adverse effect on the business and financial condition of the combined company after the merger.

Item 6. Exhibits

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger dated as of February 8, 2005 by and among the Registrant, WSSI Acquisition Company, Avivo Corporation and Charles M. Linehan, as the Holder Representative.

2.2(2)	Agreement and Plan of Merger dated as of February 1, 2006 by and among the Registrant, VS Acquisition, LLC, Visual Sciences, LLC and Ned Scherer, as the Holder Representative.

2.3(3)	Agreement and Plan of Reorganization dated as of October 25, 2007 by and among the Registrant, Omniture, Inc. and Voyager Merger Corp.

3.1(4)	Amended and Restated Certificate of Incorporation.

3.2(5)	Certificate of Ownership as filed with the Secretary of State of the State of Delaware on May 9, 2007

3.3(4)	Amended and Restated Bylaws.

3.4(6)	First Amendment to Amended and Restated Bylaws.

4.1(7)	Form of Common Stock Certificate.

4.2(2)	Second Amended and Restated Registration Rights Agreement dated as of February 1, 2006 by and among the Registrant and certain investors set forth therein.

4.3(8)	Warrant to Purchase Common Stock dated as of November 21, 2005 and issued by the Registrant in favor of Starsoft Development Labs, Inc.

4.4(2)	Form of Warrant to Purchase Common Stock dated as of February 1, 2006 and issued by the Registrant in favor of the former holders of units of membership interest in Visual Sciences, LLC.

10.1(9)+	Summary of Material Terms of Supplemental Named Executive Officer Change in Control Severance Arrangements with Claire Long, Aaron Bird, Robert Chatham and Daniel Guilloux.

10.2(9)+	Visual Sciences, Inc. Retention Bonus Plan.

10.3†	Settlement and Patent Cross-License Agreement dated as of August 17, 2007 by and between the Registrant and NetRatings, Inc.

10.4	First Amendment to Loan and Security Agreement dated as of September 18, 2007 by and between the Registrant and Silicon Valley Bank.

10.5	Third Amendment and Assignment of Sublease dated as of October 8, 2007 by and among the Registrant, RF Magic, Inc. and Entropic Communications, Inc.

10.6(10)+	Amendment to Executive Employment Agreement dated as of October 24, 2007 by and between the Registrant and James W. MacIntyre, IV.

10.7(3)	Form of Company Voting Agreement dated as of October 25, 2007 by and among the Registrant, Omniture, Inc. and certain stockholders of the Registrant.

10.8(3)	Form of Parent Voting Agreement dated as of October 25, 2007 by and among Omniture, Inc., the Registrant and certain stockholders of Omniture, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 10, 2005.

(2)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 7, 2006.

(3)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on October 31, 2007.

(4)	Incorporated by reference to the Registration Statement on Form S-1/A of the Registrant (Registration No. 333-115916) filed with the Securities and Exchange Commission on July 28, 2004.

(5)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 9, 2007 (with respect to Item 5.03).

(6)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 4, 2006.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q of the Registrant filed with the Securities and Exchange Commission on August 3, 2007.

(8)	Incorporated by reference to the Annual Report on Form 10-K of the Registrant filed with the Securities and Exchange Commission on March 16, 2006.

(9)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on August 2, 2007 (with respect to Item 5.02).

(10)	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on October 29, 2007 (with respect to Item 5.02).

+	Indicates management contract or compensatory plan.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Visual Sciences, Inc. (formerly known as WebSideStory, Inc.), whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 8, 2007

/s/ JAMES W. MACINTYRE, IV James W. MacIntyre, IV
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

/s/ CLAIRE LONG Claire Long
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)